Form 10-K
TRIBUNE SWAB FOX COMPANIES INC
filed 1995-03-30
CIK 66109

                            FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
 (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994

                               OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from __________ to ___________

                         Commission file number 1-6430

                        TRIBUNE/SWAB-FOX COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       73-0757116
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


2407 EAST SKELLY DRIVE, TULSA, OKLAHOMA                        74105
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code (918) 747-2600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     CLASS A COMMON STOCK, $0.10 PAR VALUE
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 17, 1995, 26,845,864 shares of the registrant's voting Class A Common Stock ("Common Stock") (net of Class A Common Stock held by a subsidiary), were outstanding. The Company also has issued and outstanding as of March 17, 1995, 3,703,704 shares of Class B Common Stock (the Class B Common Stock and the Class A Common Stock are referenced together as "Company Common Stock"), which is nonvoting stock. The aggregate market value of these voting shares held by nonaffiliates of the registrant on March 17, 1995, was $9,304,000. The Class A Common Stock was valued at $0.87 per share, based on the average of its closing price on the over-the-counter market on March 17, 1995, as reported by NASDAQ. For purposes of this computation, only officers and directors of the Company and the top manager of each of its subsidiaries, and beneficial owners of more than 10 percent of the combined voting power of all voting securities, and affiliates of such persons, were deemed to be affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference to this Form 10-K:

1. Annual Report on Form 10-K filed by T/SF Communications Corporation for its fiscal year ended December 31, 1994 (Part I, Items 1, 2 and 3; Part II, Items 6 and 7; Part III, Items 10, 11, 12 and 13; Part IV, Item 14).

                                    PART I
ITEM 1.   BUSINESS

GENERAL

    The principal activities of the Company during 1994 were managing the liquidation of its real estate and the few remaining investments from its venture capital portfolio and the activities carried on through T/SF Communications Corporation, its 78 percent owned subsidiary. In 1989, Tribune/Swab-Fox Companies, Inc., a Delaware corporation (referred to herein, together with its subsidiaries, as the "Company"), caused to be formed a then new subsidiary, T/SF Communications Corporation, a Delaware corporation ("T/SF"). Soon thereafter, T/SF completed its initial public offering.

     Other than its ownership of 78 percent of the outstanding shares of T/SF, the only business activities in which the Company was engaged as of December 31, 1994, were real estate investment/management.

CREATION OF T/SF

     On March 17, 1989, the Company caused T/SF to be formed. Also on March 17, 1989, the Company entered into an Agreement for Contribution of Assets, Assumption of Liabilities and Merger ("Contribution Agreement") with T/SF and Tulsa Tribune Company ("Tribune"), then a wholly owned subsidiary of the Company. The Company formed T/SF to succeed to its publishing and information businesses and the Contribution Agreement was entered into to accomplish this purpose. Pursuant to the Contribution Agreement, among other matters, T/SF became the owner of all of the businesses comprising Tribune, then the publisher of a daily newspaper in Tulsa, Oklahoma, Transportation Information Services, Inc., ("TISI"), an information services company, BMT Communications, Inc. (formerly BMT Publications, Inc.), ("BMT"), the publisher of trade journals, and Shopper's Guide, Inc., and its affiliates ("Shopper's Guide"), publishers of weekly free distribution shopper-newspapers in southern New Jersey and suburban Philadelphia, Pennsylvania ("New Jersey Shopper"), and a commercial printer. T/SF also assumed certain indebtedness of the Company as part of this transaction.

     Effective June 15, 1989, T/SF completed its initial public offering and, after the subsequent exercise by the underwriters of a portion of their over allotment option, sold 2,190,000 shares of its common stock ("T/SF Common Stock") to the public. Under the Contribution Agreement, the Company owned and, after the public offering, retained the ownership of 3,600,000 shares of T/SF Common Stock, or approximately 62 percent of the outstanding shares after completion of the offering. In the offering, T/SF raised approximately $26,280,000. After payment of expenses of approximately $2,280,000 for the offering, including underwriting discounts, T/SF used a portion of the offering proceeds to repay the Company $6,500,000 as part of the Contribution Agreement for certain indebtedness which it had incurred. The remaining dollars were held for working capital and to make additional acquisitions (Marks-Roiland Communications, Inc., a Long Island shopper-newspaper/commercial printer (the "New York Shopper") and Atwood Convention Publishing, Inc. ("Atwood"), a specialty and convention publishing operation). See the Annual Report on Form 10-K for T/SF for its fiscal year ended December 31, 1994, which is incorporated herein, for a description of the use of the proceeds of the offering. As a result of subsequent purchases of T/SF Common Stock by both the Company and T/SF, the Company currently owns 3,777,500 shares of the 4,864,818 shares of T/SF Common Stock outstanding.

RECENT DEVELOPMENTS

    On January 25, 1995, the Company and T/SF entered into that certain Agreement and Plan of Merger, as amended (the "Merger Agreement"), pursuant to which the Company will be merged with and into T/SF and T/SF will be the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, each Company stockholder will receive, for each share of Company Common Stock held by such stockholder, 0.1255 of a share of T/SF Common Stock or, at the election of the stockholder and subject to certain limitations described in the Merger Agreement, $0.88 in cash (subject to appraisal rights for dissenting Company stockholders). The Merger Agreement is subject to the approval of the stockholders of both companies. A Registration Statement of T/SF on Form S-4 (File No. 33-57587) has been filed with the Securities and Exchange Commission for use in securing stockholder approval and the Joint Proxy Statement/Prospectus (which constitutes a part of such Registration Statement) is anticipated to be mailed to stockholders in April, 1995, for a meeting of stockholders to approve the Merger Agreement in May, 1995. The effect of the Merger will be to end the separate existence of Tribune/Swab-Fox and those stockholders of Tribune/Swab-Fox who do not accept the $0.88 per share cash offer will become direct stockholders of T/SF.

DESCRIPTION OF BUSINESS

     As noted above, other than the activities conducted through T/SF, the only operating businesses owned by the Company during 1994 were its real estate investment and management business and the liquidation of its remaining venture capital investments.

     Reference is made to the Annual Report on Form 10-K filed by T/SF with respect to its fiscal year ended December 31, 1994, for a complete description of the activities of the businesses of T/SF.

     REAL ESTATE INVESTMENTS AND DEVELOPMENT

     In connection with a restructuring of the Company as of December 31, 1986, the Company determined to cease making new real estate investments and to proceed as expeditiously as possible to liquidate its real estate assets. Because of the depressed state of the real estate industry in Tulsa, Oklahoma, where most of the Company's properties are located, it was understood that it was likely to take the Company a number of years to effect this liquidation.

     Recognizing the slow moving nature of the Company's real estate, and the fact that the Company has lost money, from an operating standpoint, for a number of years primarily because of the holding costs of the real estate, the Board of Directors adopted a new approach to the liquidation of the real estate division in August, 1993. The Board of Directors authorized management to effect significant discounts in the previous asking prices for the Company's real estate in an effort to accelerate the liquidation of the same to pay debt of the Company. It was determined that the value of discounting the real estate to effect the debt repayment exceeded the potential gain that might be achieved by continuing to hold the real estate for a number of years until a "retail" buyer could be found. Also, as a result of this, significant sales of real estate have occurred in 1994 and the first quarter of 1995. As a result of this decision, the Company's real estate portfolio was written down $4,400,000, on a pre-tax basis, in the third quarter of 1993 and a further $2,800,000, on a pre-tax basis, in the third quarter of 1994. Reference is made to ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a more detailed discussion of this write down. A more detailed discussion of the Company's real estate activities during 1994 and the first quarter of 1995 is included under ITEM 2. PROPERTIES - REAL ESTATE.

     VENTURE CAPITAL

     As part of the Company's decision in 1988 to concentrate its investment activities in its information and communication businesses (now conducted through T/SF), the Company determined to effectively cease its venture capital activities. As a result, no additional investment in venture capital activities was made in 1994.

    During 1994, essentially all of the Companys remaining venture assets, were sold for $678,000, resulting in a pre-tax gain of $440,000.

EMPLOYEES

     In 1994, the Company had only one direct employee, Robert J. Swab, Chairman of the Executive Committee, who retired in December, 1994 (see, ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for information on Mr. Swab's Retirement Agreement). Reference is made to the Annual Report on Form 10-K for T/SF for its year ended December 31, 1994, for information on employees of T/SF.

REGULATION

     None of the businesses conducted directly by Tribune/Swab-Fox are subject to material regulation. See the Annual Report on Form 10-K filed by T/SF for its fiscal year ended December 31, 1994, regarding regulation of the businesses conducted through T/SF.

ITEM 2.  PROPERTIES

T/SF

     Reference is made to the Annual Report on Form 10-K of T/SF for its year ended December 31, 1994, for a description of the material properties of the businesses conducted through T/SF.

REAL ESTATE

     As noted above, the Company has not made any material additional investments in its real estate division for several years, other than acquiring certain partners' interests in existing real estate investments when those partners have been unable to meet their obligations. At March 17, 1995, the book value of the Company's interest in the few small pieces of real estate still owned was approximately $2,154,000. This compares to approximately $12,000,000 at December 31, 1993. The difference reflects the write down in the third quarter of 1994, and sales or exchange of real estate. Sales in 1994 and through March 17, 1995, were as follows:

    (i) January, 1994, sale of condominium in Snowmass, Colorado, for $265,000. The Company recognized a gain of approximately $170,000 on this transaction in 1994.

   (ii) January, 1994, sale of 4.54 acres of land (a portion of the total property), 100 percent owned, for $650,000. The Company did not recognize a gain or loss on this transaction.

  (iii) January and February, 1994, sale of five (5) duplexes, 100 percent owned, in Owasso, Oklahoma, in two different transactions with a total sales price of $277,000. The Company recognized a gain of approximately $90,000 on these transactions in 1994.

   (iv) February, 1994, sale of a leased restaurant facility, 100 percent owned, for $400,000. A gain of approximately $230,000 was recognized by the Company on this transaction in 1994.

   (v) February, 1994, sale of a 40-unit multi-family complex, 100 percent owned, in Owasso, Oklahoma, for $825,000. The Company recognized a loss of approximately $20,000 on this transaction in 1994.

   (vi) March, 1994, sale of the Company's interest in a 98 room motel located in Paducah, Kentucky, for $450,000. The partnership through which the Company owned this property was liquidated. The Company did not recognize a gain or loss on this transaction in 1994.

  (vii) June, 1994, sale of 50 acres, 100 percent owned, for $866,000. The Company did not recognize a gain or loss on this transaction.

 (viii) September, 1994, the sale of 110 acres, 100 percent owned, of undeveloped land for $1,025,000. The Company recognized a $42,000 loss on this transaction in 1994.

   (ix) December, 1994, the sale of 100 percent of the Companys interest in three parcels of undeveloped land for $1,386,000 to 1995 Land Company, an Oklahoma limited liability company. 1995 Land Company is 49.9 percent owned by the Company. The

        Company had attempted to sell these properties, along with a fourth one, on a bulk sale basis during 1994 and was unsuccessful. To exit these properties, the Company entered into an agreement to create 1995 Land Company with a recognized real estate owner/developer in Tulsa, Oklahoma. The effect of this transaction is for the Company to be able to realize on the profits of the ultimate sale/development of these properties through its ownership in 1995 Land Company, after the other partner has recovered his cost of acquisition/development. The Company recognized no gain or loss on this transaction.

   (x) Additional sales of smaller tracts of undeveloped property, a motel in Tulsa, Oklahoma, not being operated, and a 40,000 square foot industrial warehouse owned 20% by the Company, totaling $364,000, resulting in a net gain of $57,000.

   Real estate under contract at March 17, 1995:

     Pursuant to that certain Acquisition Agreement, dated March 14, 1995 (the "MECI Agreement"), by and between the Company and Midwest Energy Company, Inc. ("MECI"), the Company will be exchanging five parcels of undeveloped property and certain related contracts to MECI in exchange for 7,422,773 shares of MECI common stock, $0.001 par value (the "MECI Stock"). MECI is indirectly controlled by Martin A. Vaughan, a director and significant stockholder of Tribune/Swab-Fox. For a more detailed discussion of this transaction, see ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Real estate under option at March 17, 1995:

     20 acres of raw land for $213,650 to 1995 Land Company (see (ix) above). The Company will recognize no gain or loss on this transaction, if completed.

     28 acres of raw land for $588,000 which would result in a gain, if the option is exercised.

     The following table reflects all of the real estate owned by the Company as of March 17, 1995, that is not under contract or option:

                                                                      COMPANY'S
          TYPE OF                              DATE     COMPANY'S      SHARE OF
         PROPERTY             DESCRIPTION    ACQUIRED   INTEREST    INDEBTEDNESS
---------------------------  --------------  --------   ---------   ------------

Commercial office            4,905 sq. ft.   07/03/81         100%      $    -0-
                             office
                             condominium
                             in Tulsa, OK

Industrial warehouse         32,600 sq.      10/08/80          50%       194,176
                             ft. warehouse
                             in Tulsa, OK

Undeveloped land             712 acres,      12/05/75       9.697%         5,368
                             Okmulgee Co.,
                             OK


VENTURE CAPITAL DIVISION

     The Company sold the remaining assets of its venture capital division during 1994.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to the Annual Report on Form 10-K of T/SF for its year ended December 31, 1994, for a discussion of the material litigation affecting the businesses conducted through T/SF. Other than the legal proceedings affecting the businesses conducted through T/SF, as of March 17, 1995, the Company was not subject to any material pending legal proceeding as to which an adverse decision would have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 17, 1994, there were approximately 338 record owners of the Company's Class A Common Stock and one holder of the Company's Class B Common Stock (which is not traded or registered for trading on any exchange). Included in the number of stockholders of record are shares that are held in "nominee" or "street" names. The Company's Class A Common Stock is included on the NASDAQ Small-Cap Market and the stock is not registered or traded on any exchange. No dividends have been paid on either of the common stocks of the Company during the last two years.

     The following table sets forth the high and low sales price per share of the Company's Class A Common Stock for the last two years, as reported by NASDAQ/SCM (1):

             FIRST           SECOND            THIRD              FOURTH
            QUARTER          QUARTER          QUARTER             QUARTER
----------------------  ----------------  ----------------  ------------------
          1994   1993     1994     1993     1994    1993       1994     1993
----------------------  ----------------  ----------------  ------------------

  High    $7/16  $7/16    $ 1/2    $7/16    $13/16   $ 5/8     $11/16    $7/16
  Low      5/16    3/8     7/16     3/16      7/16    3/16        5/8     5/16

(1) The information with respect to NASDAQ/SCM quotations was attained from the National Association of Securities Dealers, Inc. and reflects interdealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

     On January 18, 1995, the Board of Directors of the Company declared a special dividend which is to be paid in connection with the Merger. The gross amount of this dividend is approximately $1,090,000 or $0.0344 per share. This dividend will be payable to holders of Company Common Stock on the record date for the Special Meeting of Stockholders of the Company to vote on the approval of the Merger Agreement and will be paid as of the date of such meeting, subject to the Merger being approved.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information shown below has been extracted from the financial statements of the Company included elsewhere herein. This selected financial information should be read in conjunction with such financial statements and related notes.

                                                     YEARS ENDED DECEMBER 31, (1)
                                          --------------------------------------------------
                                            1994       1993       1992      1991      1990
                                          --------  -----------  -------  --------  --------
  (In thousands, except per share data)
OPERATING DATA: CONTINUING OPERATIONS
 (2)
Revenues................................  $56,919     $ 68,175   $95,233  $94,443   $93,436
 Operating costs........................   46,931       74,243    85,954   87,958    88,417
 Depreciation and amortization..........    3,118        3,779     7,378    4,891     5,313
 Restructuring costs....................                                              2,441
Operating income (loss) before
 interest, unusual gain, income taxes
 and minority interest..................    6,870     (  9,818)    1,974    1,661    (2,948)


Interest................................      736        1,921     2,692    3,221     2,972
Unusual gain............................                          24,412
Income (loss) from continuing
 operations ............................    2,564     (  5,713)    9,142   (1,033)   (3,227)

Net income (loss)......................      (252)     (11,073)    8,352   (1,569)   (3,385)
Earnings(loss) per share - primary:
 Continuing operations..................      .08        ( .19)      .27   (  .03)   (  .10)
 Extraordinary loss.....................                 ( .02)
 Net income (loss)......................    ( .01)       ( .37)      .25   (  .06)   (  .11)
Weighted average number of common and
 common equivalent shares outstanding
                                           29,742       30,286    33,531   30,960    31,542

BALANCE SHEET DATA (AT PERIOD END):
Total assets............................   53,581       60,059    88,102   78,760    84,270
Total liabilities other than long-term
 debt...................................   24,821       24,336    33,221   26,104    27,206

Long-term debt, net of current
 installments...........................    4,905        9,273    16,593   22,421    24,921

Stockholders equity.....................   23,855       26,450    38,288   30,235    32,143

____________________________
   (1) The Company was a party to several events/transactions (most of which were through its interest in T/SF) which affect the comparability of the historical information presented above. On April 30, 1994, T/SF sold the assets of the Shopper's Guide, Inc. shopper-newspaper (the "New Jersey Shopper"). Effective March 1, 1994, T/SF acquired the stock of Galaxy Registration, Inc. ("Galaxy"). During the third quarter of 1993, the T/SF Board made the decision to offer for sale all of its shopper-newspaper operations. On November 1, 1993, T/SF sold the operating assets of the Marks-Roiland Communications, Inc. shopper-newspaper (the "New York Shopper"). On September 30, 1992, T/SF ceased publishing The Tulsa Tribune as a result of the termination of a joint operating agreement. In August, 1990, T/SF acquired all of the outstanding stock of Atwood. The above described actions by T/SF affected the Company's financial statements because T/SF's activities and assets are consolidated with the Company. See the Notes to Consolidated Financial Statements included in T/SF's Annual Report on Form 10-K for additional information on these transactions/events.

   (2) Restated to reflect real estate as a discontinued operation as of November 30, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Reference is made to the Annual Report on Form 10-K of T/SF for its year ended December 31, 1994, and, specifically, Item 7 therein, for management's discussion of those businesses conducted through T/SF.

     As noted elsewhere in this report, when the businesses conducted through T/SF are ignored, the only operating businesses of the Company at December 31, 1994, are its real estate activities.

     The Company's real estate investments are concentrated in the Tulsa, Oklahoma area. The market value of these investments deteriorated beginning in the 1980's because of the declining economy in Oklahoma relating to the effects of the significant downturn in the oil and gas industry. In 1986, management determined to cease all real estate activities other than management of properties currently owned and to use its best efforts to liquidate its real estate assets. As a result of this decision, various write-downs of real estate assets have occurred based on changes in perceived market values. As noted elsewhere, a decision was made in August, 1993, to effect discounts in the asking price of the Company's real estate to effect faster sale thereof, with the result that the Company took a pre-tax write down of its real estate assets of $4,400,000 in the third quarter of 1993 and $2,800,000 in the third quarter of 1994. At December 31, 1994, the real estate segment has been recognized as discontinued operations and the financials restated to reflect the discontinued operations.

     Pursuant to the Contribution Agreement in 1989, all employees of the Company became employees of T/SF, other than Robert J. Swab. To provide management services for its businesses separate from T/SF, the Company entered into a Management Agreement with T/SF. Pursuant to this agreement, the Company paid T/SF $70,000 per month in 1989. In accordance with the terms of the Management Agreement, the same was renegotiated for 1990, 1991, 1992, 1993 and 1994. For 1994, the Company paid $23,333 per month under the Management Agreement. The Management Agreement has been extended for 1995 at a flat rate of $45,000 pending completion of the Merger of the two companies. If the Merger does not occur, this fee will be renegotiated. Reference is made to ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION in the Annual Report on Form 10-K for T/SF for its fiscal year ended December 31, 1994, for a discussion of the provisions of the Management Agreement.

INFLATION

     Other than with respect to the businesses conducted through T/SF (as to which reference is made to the Annual Report on Form 10-K of T/SF for the year ended December 31, 1994, for a discussion of the effects of inflation thereon), the Company does not anticipate that inflation will have a material impact on its business activities in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the formation of T/SF, the Company was the recipient of the cash generated by the businesses now owned by T/SF. The Company owns 78 percent of T/SF and, therefore, unless a dividend is declared by T/SF payable pro rata to all stockholders (which is unlikely), the Company no longer has access to the cash flow of the businesses of T/SF.

     However, in the formation of T/SF, the Company was repaid certain indebtedness representing advances made by the Company in the acquisition of the assets of BMT. This amount, being $6,500,000, served to provide the Company with significant liquidity to meet its obligations for several years. The Company plans no significant cash expenditures in 1995, other than debt repayment. The assets owned by the Company separate from T/SF, being primarily notes receivable and shares of MECI Stock produce only small amounts of revenues. Thus, if the Merger were not completed, unless certain of such assets are sold during 1995, the Company will operate at a negative cash flow.

     To meet its needs, it was necessary for the Company to renegotiate its real estate debt obligations and lending arrangements in 1993. In July 1993, the Company entered into three separate loan agreements with BancFirst, an Oklahoma banking institution ("BancFirst"), to effect such refinancing. In addition, as a part of this transaction, the Company used available cash to repay other indebtedness. At December 31, 1993, the Company had borrowed $3,250,000 from BancFirst secured by real estate owned by the Company. Such loans were fully repaid at the end of 1994. At the time the loan arrangements were entered into, several of the material loans were with partnerships of which the Company was a general partner. Subsequent to entering into these loan arrangements, the Company acquired the interest of the other general partner in these partnerships thus becoming responsible for 100 percent of this indebtedness. As a practical matter, because the partner had been unable to make payments for a number of years, the Company was fully responsible for this debt. Therefore, the Company made the decision to acquire the interest of the partner for the payment by the partner of $50,000 in cash to the Company and the formal assumption by the Company of this indebtedness, as well as the forgiveness by the Company of approximately $3,400,000 in accrued advances by the Company to such partner. While the value of the land thus acquired was possibly less than the rights of the Company given up, the Company believed that the ability to control this property in connection with its decision to discount real estate to effect earlier sales and the fact that the partner had no other available assets, made this transaction acceptable and appropriate.

     To meet its obligation under the Merger Agreement, the Company has essentially liquidated or otherwise sold all of its real estate and paid much of its debt. It was necessary for the Company to borrow cash (in the form of a line-of-credit of $2,500,000) from T/SF to pay some of its debts and redeem its outstanding preferred stock. The debt to T/SF is secured by 625,000 shares of T/SF Common Stock. As the Company no longer has any significant cash flow, if the Merger does not occur, the Company will have to renegotiate the terms of this loan and seek new revenue sources or risk default on its debt to T/SF and other note holders. Possible sources of revenue and cash include sale of its notes receivable at a discount, sale of a portion of the shares of its investment in T/SF, or a dividend from T/SF payable to all T/SF stockholders. No determination has been made as to which course of action would be taken if the Merger is not completed.

RESULTS OF OPERATIONS

     Reference is made to the Annual Report on Form 10-K of T/SF for its year ended December 31, 1994, for a discussion of results of operations of the businesses owned through T/SF. While such discussion in T/SF's Annual Report on Form 10-K provides a complete discussion of the results of operations of such businesses, because T/SF is consolidated with the Company for financial statement purposes, the following discussion relates to the Company from a financial statement standpoint and not just to the businesses operated separately from T/SF by the Company, i.e., the material changes during the respective years discussed relate to all businesses in which the Company has an interest, whether or not now managed through T/SF. Segment operating data is set forth in Note 12 to the Financial Statements included herewith.

     Effective September 30, 1992, Tribune ceased operations. Tribune's 1992 operating results are included through September 30, 1992. In the third quarter of 1993, T/SF made the decision to offer for sale all of T/SF's shopper-newspapers. Effective September 30, 1993, these operations were written-down to net realizable value and a pre-tax loss of $9,224,000 recognized. No operations of the shopper-newspapers are included for the periods subsequent to September 30, 1993. On November 1, 1993, the assets, except cash, of the New York Shopper were sold for $4,675,000 cash and assumption of approximately $1,560,000 of liabilities. On May 1, 1994, the assets, other than cash, of the New Jersey Shopper were sold for $3,600,000 cash (including post closing adjustments), assumption of approximately $930,000 in liabilities and the right to receive up to $3,450,000 in the future based on the income derived by the buyer from the business so sold. Effective November 30, 1994, the Companys Board of Directors approved a plan to liquidate the remaining real estate and recognize real estate as a discontinued operation. Accordingly, the Company's operations have been restated to recognize the real estate segment as a discontinued operation.

YEAR ENDED DECEMBER 31, 1994, VERSUS YEAR ENDED DECEMBER 31, 1993

    Operations for the year ended December 31, 1994, have four major variations from the same period ended December 31, 1993. First, the 1994 period did not include any shopper-newspaper operations because these operations were sold during the past year. Second, Galaxy, which is a provider of registration and information services to the exposition industry, was acquired effective March 1, 1994, and its operations are included for the ten months ended December 31, 1994, in exposition services along with the operations of Atwood. Third, indebtedness has been reduced by over $16,000,000 during the past eighteen months. Fourth, during the third quarter of 1993, a $9,224,000 loss on assets held for sale was recognized related to the intended disposition of the shopper-newspapers. In addition, the real estate segment is a discontinued operation as of December 31, 1994, and the financials have been restated to recognize this discontinued operation.

     Revenues of $56,919,000 for 1994 were $11,256,000 lower than for 1993. The revenue decrease consisted of $26,212,000 which related to the shopper-newspapers. Partially offsetting this decrease is the revenue increase in 1994 of $2,571,000 in the convention publishing component of the exposition services (which is Atwood's activities) plus Galaxy's revenues of $8,003,000 from March 1, 1994. Convention publishing revenue increased as a result of additional conventions, including specialty publications, and higher revenues from a trade journal which published more issues in 1994. Convention publishing revenues for 1993 and 1992 were reclassified from publishing to exposition services. Publishing revenues for 1994, disregarding the shopper-newspapers, were $2,148,000 higher than the prior year. An increase in advertising pages in Gaming and Wagering Business and Convenience Store News in 1994 represents the major increases. The information services revenue increase of $592,000 for 1994 consists mainly of an increase in employment histories revenue, resulting from both higher volume and an increase in the price of employment histories, a new product introduced in 1993 (criminal records), and an increase in motor vehicle report revenues, offset by a $2,613,000 decrease in 1994 in long distance telephone resale revenue, resulting from the Companys termination of this business during the first quarter of 1994 due to competitive and regulatory considerations. In terminating this business, the Company maintained an override interest and the ability to continue marketing services of the purchaser.

     Other revenue for 1994 and 1993, is substantially all related to the World Gaming Congress trade show sponsored by Communications' Gaming and Wagering Business trade publication. Also included in other income is interest income related to the contract receivable from the World Publishing Company, income from a co-sponsored trade show and covenant-not-to-compete income related to the New York Shopper sale in November 1993. Gains of approximately $440,000 relating to the sale of the remaining venture investments are included in 1994 other revenue.

     Publishing costs and expenses were $19,579,000 lower for 1994, as compared with 1993. The decrease in costs related to the shopper-newspapers was $21,600,000 for 1994. The increase in 1994 related to the growth of the World Gaming Congress conference and trade show, as noted in other revenue above, partially offsets the shopper-newspapers decrease. Trade journal costs increased in 1994 related to the increase in pages as compared with 1993.

     Exposition services costs and expenses consist of Atwood for 1994 and 1993 and Galaxy for ten months in 1994. The increase of $5,506,000 for 1994, includes increases of $1,557,000 related to the convention publishing business as noted above and Galaxy's 1994 operating costs for the ten months of $3,949,000.

     Information services costs and expenses were $516,000 lower for 1994, as compared with 1993. The increase in costs related to the criminal records product introduced in 1993 and higher volumes, including additional personnel and related costs, was more than offset by the decrease of $2,394,000 in 1994, related to long distance telephone resale costs because of the termination of this business in early 1994.

     Other operating expenses in 1993 related to the venture capital operations, which remaining venture investments were sold in 1994.

     General and administrative expenses were $3,138,000 lower 1994, as compared with 1993. The decrease in 1994 related to the shopper-newspapers was $5,422,000. Galaxy's general and administrative expenses of $2,700,000 in 1994 and increases in each of the other divisions related to continued growth, mainly personnel costs, partially offset the decrease from the shopper-newspapers. In addition, retirement and deferred compensation expense of approximately $1,800,000 was included in 1993, attributable to the retirement of the then chief executive officer of the Company.

     Interest expense decreased $1,185,000 for 1994, as compared with 1993, which is related to the payoff of the 10.32% Senior Notes in November 1993, and other principal payments on debt and reductions in deferred contract liabilities during the past year. The interest rate increase on current outstanding debt reduced the amount interest expense declined in 1994 from debt reductions.

     Depreciation and amortization decreased $661,000 in 1994, as compared with 1993, substantially all related to disposition of the depreciable and amortizable assets of the shopper-newspapers. Galaxy's depreciation and amortization of $823,000 is included for ten months in 1994 and partially offset the decrease from the shopper-newspapers.

     The loss on assets held for sale in 1993 represented the reduction from book value to estimated net value of the shopper-newspaper assets which were being held for sale and were subsequently sold in November, 1993, and May, 1994, with no additional loss. No loss was recognized on the assets of the three trade journals held for sale at December 31, 1994, as the Company believes that the net value of the trade journals are greater than the net book value.

     Provision for income taxes as a percent of income before income taxes is higher than the statutory federal income tax rate because goodwill amortization related to acquisitions is not deductible for income tax purposes.

YEAR ENDED DECEMBER 31, 1993, COMPARED TO YEAR ENDED DECEMBER 31, 1992.

     Revenues for 1993 decreased $27,058,000 from 1992. Revenues of T/SF for 1993 decreased $26,854,000 from revenues for 1992. Aside from the T/SF decrease, the decrease in revenues is mainly attributable to lower interest income on short-term investments, related to both the continued decline in short-term interest rates and decrease in amounts invested.

     With respect to the T/SF decrease, $19,900,000 of the decrease was newspaper publishing revenues for 1992 through September 30, 1992, when The Tulsa Tribune ceased publication after the agreement with World Publishing Company which terminated their joint operating arrangement. Revenues from the shopper-newspapers were $11,500,000 lower in 1993 as compared with 1992. Revenues for the fourth quarter of 1992 from shopper-newspapers were $9,500,000, whereas no fourth quarter revenue was recognized from shopper-newspapers in 1993 due to the operations being held for sale. The New Jersey Shopper revenues were $2,000,000 lower during 1993 as compared with 1992 mainly because of the effect on operations of moving to a new location in early 1993 which resulted in the commercial printing operations being shut-down for approximately one month. The other major reason for lower revenue from the New Jersey Shopper in 1993 was lower volume and prices in the preprint insert business caused by the competitive environment.

     Revenues from exposition services convention/trade show publishing increased approximately $1,500,000, most of which was attributable to continued growth of this operation, including a $300,000 increase from a small trade publication acquired in mid-1992.

     Information services revenues increased $1,800,000 in 1993 as compared with 1992, consisting mainly of revenue from a new product, criminal records reports, of $640,000; higher revenue from employment history information of $700,000, a result of both higher volume and an increase in price; and an increase in revenue from motor vehicle reports of approximately $300,000, as a result of higher volume, and a new service, "MVR Express," which provides a motor vehicle report faster for a premium price.

     Other revenue and interest increased $640,000 which consisted of a $730,000 increase in interest income attributable to the contract receivable from World Publishing Company that was a part of the termination of a Joint Operating Agreement and an $800,000 increase in revenue from conferences sponsored by T/SF's trade journal group, as a result of an increase in existing conference exhibitors and attendees and a new conference. Included in 1992 other income was a $950,000 lawsuit settlement from MCI.

     Costs and expenses other than interest and depreciation and amortization were $11,711,000 lower in 1993 as compared with 1992. Newspaper publishing costs were $15,000,000 lower in 1993 (the costs incurred in the nine months of the operation of The Tulsa Tribune in 1992), and shopper-newspaper costs were $10,500,000 lower in 1993, a result of only nine months' costs being included in 1993. As a result of the decision to sell the shopper-newspapers, T/SF recognized a loss of $9,224,000 to reduce the assets of these operations to net realizable value which partially offset the above decreases. Exposition services convention/trade show publishing costs and expenses increased $1,300,000 in 1993 as a result of continued growth of this operation. Information services costs and expenses increased $1,250,000 consisting of the direct cost of criminal record reports, which is a new product, and an increase in personnel costs due to an increase in the number of employees for new products and growth in existing products.

     General and administrative expenses in 1993 include approximately $1,800,000 for retirement expenses related to the resignation of the former chairman and chief executive officer of T/SF and the Company.

     Interest expense decreased $771,000 in 1993, essentially all attributable to a reduction in T/SFs debt of $11,750,000 as a result of scheduled debt payments and the early payoff of the 10.32% Senior Notes in November 1993. This payoff was required by the holder of the 10.32% Senior Notes in connection with the sale of the assets of the New York Shopper. The early termination penalty ("yield maintenance premium") required by the 10.32% Senior Notes was reduced through negotiations with the holder of the 10.32% Senior Notes. This premium is accounted for as an extraordinary loss in the financial statements. Interest on debt other than T/SF increased slightly related to renegotiation of certain debt.

     Depreciation and amortization decreased $3,599,000 in 1993 attributable to T/SF's operations including sale of the newspaper publishing assets at September 30, 1992, the reduction in shopper-newspaper assets to net realizable value at September 30, 1993, and higher depreciation and amortization of approximately $2,400,000 in 1992 related to a change in estimated lives used to depreciate and amortize certain assets.

     Adoption of the change in accounting for income taxes as required by Financial Accounting Standards Statement No. 109 did not have a material effect on the Companys financial position or results of operations.

YEAR ENDED DECEMBER 31, 1992, COMPARED TO YEAR ENDED DECEMBER 31, 1991.

     The Company's revenues for 1992 increased by $790,000 over revenues for 1991. Revenues for T/SF increased $1,248,000 for 1992 over 1991, which revenues are consolidated in the Company's financial information. Aside from T/SF's increase, the changes in revenues from other businesses of the Company, separate from T/SF, are mainly lower interest income on short-term investments, attributable to both the decline in interest rates and decrease in amount invested in 1992, and that 1991 included approximately $400,000 from gains on the sale of two venture capital investments.

     With respect to T/SF's increase, information services increased $3,121,000 whereas overall publishing revenues decreased $1,915,000. Newspaper publishing revenues declined $6,050,000 in 1992 related to only nine months operations which was substantially offset by increases in trade journal revenues of $1,500,000, attributable to increased advertising pages, shopper-newspapers of $750,000 and convention/trade show publishing of $2,000,000, because of growth of both operation and new services.

     The early termination of the Joint Operating Agreement between T/SFs newspaper publishing division and World, the publisher of the morning newspaper in Tulsa, resulted in an "Unusual Gain" before income taxes of $24,412,000 in 1992.

     Costs and expenses, other than interest, depreciation and amortization, decreased $2,004,000 for 1992 as compared with 1991. T/SF's costs decreased $2,150,000 in 1992, composed of a decrease in newspaper publishing costs of $6,500,000 and a decrease in shopper-newspaper costs of $380,000, related to only nine months newspaper publishing operations in 1992 and lower newsprint costs, offset by an increase in trade journals of $930,000, an increase in convention/trade show publishing of $2,000,000 and an increase in information services of $1,800,000, mainly attributable to growth in volume.

     Other costs and expenses for the Company, separate from T/SF, were higher in 1992 primarily related to an increase in valuation reserves for venture capital investments. Lower general and administrative costs are mainly attributable to the newspaper publishing operation.

     Interest expense decreased $529,000 in 1992 of which $500,000 was a decrease in T/SF's interest. These decreases in 1992 are a result of significant debt reduction by T/SF, scheduled debt payments on the Company's debt, and lower interest rates. Depreciation and amortization increased $2,487,000 in 1992, substantially all related to the effect of a change in the estimated lives used to depreciate or amortize certain machinery, equipment and advertising lists by T/SF.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed accountants during the previous five years nor had any reported disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the previous five years.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to each Director and executive officer, as well as with respect to certain other key employees of the Company or its significant subsidiaries. All Directors of the Company hold office until the next Annual Meeting of Stockholders and until the election and qualification of their successors. Except as noted, each officer was elected at the last Annual Meeting of the Board of Directors to serve for one year or, if earlier or later, until the next Annual Meeting of the Board of Directors.


                                     DIRECTOR OR
                                     OFFICER OR
                                     EMPLOYEE
           NAME              AGE     SINCE           POSITION WITH THE COMPANY
           ----              ---     -----           -------------------------


Jenkin Lloyd Jones            83     1984            Chairman of the Board of
                                                      Directors

Martin A. Vaughan             68     1984            Vice Chairman of the Board
                                                      of Directors

Robert J. Swab                57     1969            Director

Jenkin Lloyd Jones Jr.        58     1984            Vice President and Director

Florence Lloyd Jones          81     1984            Director
 Barnett

Howard G. Barnett, Jr.        44     1984            President, Chief Executive
                                                      Officer and Director of
                                                      the Company and Chairman
                                                      of the Board, President,
                                                      Chief Executive Officer
                                                      and Director of T/SF

Robert E. Craine, Jr.         47     1985            Senior Vice President of
                                                      the Company, Executive
                                                      Vice President and
                                                      Director of T/SF

J. Gary Mourton               48     1980            Senior Vice
                                                      President-Finance, Chief
                                                      Financial Officer and
                                                      Treasurer of both the
                                                      Company and T/SF and
                                                      Director of T/SF

Donna J. Peters               65     1984            Secretary of both the
                                                      Company and T/SF

Richard A. Wimbish            51     1987            President of TISI

Stuart P. Honeybone           53     1986            Vice President of both the
                                                      Company and T/SF and
                                                      President of BMT


                                     DIRECTOR OR
                                     OFFICER OR
                                     EMPLOYEE
           NAME              AGE     SINCE           POSITION WITH THE COMPANY
           ----              ---     -----           -------------------------



Jimmy C. Strong              60      1990            Vice President-Human
                                                      Resources for T/SF

Wayne Atwood                 43      1990            President of Atwood

John R. Laughlin             51      1994            President of Galaxy

______________________

    JENKIN LLOYD JONES - served since 1963 as Editor and Publisher of the Tulsa Tribune, published until September 30, 1992, by a subsidiary of the Company.
Mr. Jones became Chairman in August, 1993. Mr. Jones is the brother of Florence Lloyd Jones Barnett, the uncle of Howard G. Barnett, Jr., and the father of Jenkin Lloyd Jones Jr.

    MARTIN A. VAUGHAN - is currently the Chairman of the Board, President, Chief Executive Officer, Director and a major owner of Midwest Energy Corporation, a privately-held oil and gas exploration company, and of Midwest Energy Companies, Inc., a public international oil and gas exploration company. Mr. Vaughan has been with the predecessors of such companies since 1982. Mr. Vaughan became Vice Chairman of the Board in August, 1993.

    ROBERT J. SWAB - has been associated with the Company and has served as a Director since May, 1969. He was Executive Vice President, Secretary and Treasurer of the Company from 1969 through January, 1979, President of the Company from January, 1979, until April, 1980, Chairman of the Board from April, 1980, to October, 1984, and Chairman of the Executive Committee from October 1, 1984 until December, 1994, when he retired.

    JENKIN LLOYD JONES JR. - was Vice President of Tulsa Tribune Company, a subsidiary of the Company ("Tribune"), from 1967, and became Executive Editor of the Tulsa Tribune in 1975. Mr. Jones was made Editor in 1988 and in November, 1991, he was made Publisher. Mr. Jones is the son of Jenkin Lloyd Jones, the nephew of Florence Lloyd Jones Barnett and the cousin of Howard G. Barnett, Jr.

    FLORENCE LLOYD JONES BARNETT - served as President of Tribune from 1982 to 1988. Mrs. Barnett was a Vice President of Tribune between 1941 and 1974, and from 1974 until 1982 she served as Secretary of such Company. Mrs. Barnett is the sister of Jenkin Lloyd Jones, the mother of Howard G. Barnett, Jr., and the aunt of Jenkin Lloyd Jones Jr.

    HOWARD G. BARNETT, JR. - became executive Vice President of the Company and of Tribune on January 1, 1985, and was elected President in March, 1991. for approximately ten years prior to joining the Company, Mr. Barnett was a member of the law firm of Sneed, Lang, Adams & Barnett, Tulsa, Oklahoma. Mr. Barnett became President and Chief Operating Officer of T/SF upon its formation in 1989 and was elected as Chairman and Chief Executive Officer in

August, 1993. Mr. Barnett is the cousin of Jenkin Lloyd Jones Jr., the son of Florence Lloyd Jones Barnett, and the nephew of Jenkin Lloyd Jones.

    ROBERT E. CRAINE, JR. - joined the Company in November, 1985, as President of Swab-Fox Services, Inc. (now TSF Capital Corp.), the Company's venture capital subsidiary. For the 11 years preceding his joining the Company, Mr. Craine was a member of the law firm of Gable & Gotwals, Inc., Tulsa, Oklahoma. Mr. Craine was General Counsel of the Company from 1980 until he joined the Company in 1985, and served as a Director of the Company from 1981 to 1984. in March, 1994, Mr. Craine became a Director and Executive Vice President of T/SF.

    J. GARY MOURTON - joined the Company as Chief Financial Officer in 1980 and became Vice President and Treasurer in 1984. Mr. Mourton became Senior Vice President-Finance, Chief Financial Officer and Treasurer of T/SF upon its formation in 1989. Prior to that time and for the previous 11 years, Mr. Mourton was with the accounting firm of Arthur Andersen & Co. Mr. Mourton is a certified public accountant.

    DONNA J. PETERS - was an employee of Tribune from 1974 to December 31, 1992, and is now employed by the Company.

    RICHARD A. WIMBISH - joined TISI, a wholly-owned subsidiary of T/SF, as Controller in 1987 and became Executive Vice President in 1990. Mr. Wimbish was made President of TISI in 1991. Prior to joining TISI, Mr. Wimbish was Controller and Chief Financial Officer of Carlson Reserve Corporation from 1981 through 1986.

    STUART P. HONEYBONE - joined the Company in June, 1986, as Vice President of TXF Capital Corp., and became Vice President of the Company in 1988. Mr. Honeybone became President of BMT in December, 1994. From September, 1985, until joining the Company, Mr. Honeybone was the owner and Chief Executive Officer of HB Management, a consulting firm specializing in problem or troubled businesses. For the six years preceding this, Mr. Honeybone was with Hinderliter Industries, Inc. and was Group Vice President, Energy Group, at the time of his leaving the employ of such Company.

    JIMMY C. STRONG - became Vice President-Human Resources of T/SF in 1990. for the year before joining T/SF, Mr. Strong was with Hinderliter Heat Treating, Inc., as Vice President of Human Resources, and was with Hinderliter Industries, Inc., a diversified manufacturing company, for the preceding 16 years.

    WAYNE ATWOOD - founded Atwood, now a subsidiary of T/SF, with his wife, Linette Atwood, and Tom Bodine, in 1983 and he has been continuously employed by such Company since such time.

    JOHN R. LAUGHLIN - founded Galaxy, which was acquired by T/SF as of March 1, 1994, in 1982, and has been continuously employed by such Company since such time.

    FORMS 3 AND 4 AND FORM 5 FILINGS. To the Company's knowledge, all persons required to file Forms 3 and 4 during 1994 timely made all required filings and no Form 5 filings were required for 1994.

ITEM 11.  EXECUTIVE COMPENSATION

          COMPENSATION.

     Set forth below is certain information with respect to the compensation of the Company's Chief Executive Officer and each of the Company's and its subsidiaries' four other most highly compensated executive officers, based on salary and bonus earned during 1994, for services in all capacities to the Company and its subsidiaries during each of the Company's last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM COMPENSATION
                                                                      -----------------------------------------
                                                                                AWARDS                 PAYOUTS
                                                                      ---------------------------     ---------
                                        ANNUAL COMPENSATION (1)
                                   ---------------------------------
                                                           OTHER                       SECURITIES                       ALL
                                                           ANNUAL      RESTRICTED      UNDERLYING                      OTHER
         NAME AND                                          COMPEN-       STOCK          OPTIONS/        LTIP         COMPENSA-
    PRINCIPAL POSITION       YEAR  SALARY($) BONUS($)(2)   SATION($)  AWARD(S)($)(3)   SARS(#)(4)     PAYOUT($)     TION ($)(5)
---------------------------  ----  --------- -----------   ---------  --------------   ----------     ---------     -----------
Howard G. Barnett, Jr.(6)    1994   214,454     77,889        ---         77,889         75,000          ---           5,544
  Chairman, President and    1993   214,454       -0-         ---            ---            ---          ---           4,261
  Chief Executive Office     1992   214,104     46,657        ---            ---            ---          ---           5,589
    of T/SF

Wayne Atwood                 1994   128,670     15,938        ---         31,875         10,000          ---           3,292
  President, Atwood          1993   138,915     91,668        ---            ---            ---          ---           2,656
                             1992   132,300    126,662        ---            ---            ---          ---           2,646

J. Gary Mourton              1994   151,410     34,067        ---         34,067         37,500          ---           4,620
  Senior Vice President and  1993   151,410       -0-         ---            ---            ---          ---           3,475
  Chief Financial Officer    1992   151,410     30,973        ---            ---            ---          ---           3,465
    of T/SF

Robert E. Craine, Jr.        1994   133,900     30,127        ---         30,127         37,500          ---           4,107
  Executive Vice President   1993   133,900      7,500        ---            ---            ---          ---           2,884
     of T/SF                 1992   133,900     27,386        ---            ---            ---          ---           3,412

Richard A. Wimbish           1994   125,000     36,192        ---            ---         22,500          ---           3,960
  President, TISI            1993   100,000     26,500        ---            ---            ---          ---           2,593
                             1992   90,900      18,000        ---            ---            ---          ---           2,138

Hedy Halpert(7)              1994   248,218    154,827        ---            ---            ---          ---           5,544
 formerly President and      1993   227,570     72,809        ---            ---            ---          ---           4,497
  Chief Operating            1992   205,000     75,851        ---            ---            ---          ---           4,364
  Officer of BMT
___________________

(1) No cash compensation other than the annual amounts described was paid to any of the named executives during the period shown. Certain executives are also entitled to car allowances or are provided cars, and club dues are paid for certain executives. The value of such perquisites is not required to be disclosed because the aggregate amount of such compensation does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named executive.

(2) Includes bonuses earned for the year, even if paid in another year.

(3) Under the T/SF Communications Corporation 1994 Incentive Stock Plan (the "Incentive Stock Plan"), approved by the stockholders of T/SF at the 1994 Annual Meeting of Stockholders, one-half of the bonus paid to Howard G. Barnett, Jr., J. Gary Mourton and Robert E. Craine, Jr., was to be paid in the form of restricted stock grants. The amount shown represents the dollar amount of such stock grants, which were granted at a rate of $6.25 per share, being the closing price on the American Stock Exchange for T/SF common stock on December 30, 1994 (the last trading day of 1994). Each such stock grant vests 100 percent after three years, assuming the employee is then employed by T/SF (subject to earlier vesting in the case of death or disability of employee). Dividends are payable on the restricted stock to the same extent as would be paid on T/SF common stock. Two-thirds of Wayne Atwood's 1994 bonus, or $31,875, is to be paid by such a restricted stock grant from T/SF with the price of the stock to be determined based on the average of the 20 trading days preceding April 30, 1995.

(4) Consists solely of options to acquire shares of T/SF common stock.

(5) These amounts represent the total value of the Company's contributions made or accrued to the Company's 401(k) plan and, as to Mr. Barnett only, by NPC under its 401(k) plan for 1992 when Mr. Barnett was also employed by this agency of a wholly-owned subsidiary of the Company. All such persons are 100 percent vested in their accounts under the Company's plan, and Mr. Barnett was 100 percent vested in his accrued benefits under the NPC plan. Mr. Barnett's vested interest in the NPC plan was distributed to him in 1992 as he terminated his employment with NPC as part of the termination of the JOA with World.

(6) The cash compensation shown for Howard G. Barnett, Jr., in the table includes amounts paid to him as a director of the Company. The remainder of the amounts shown as paid to Mr. Barnett were paid by T/SF.


(7) Hedy Halpert, formerly President and Chief Operating Officer of BMT, and two other officers of BMT (together, the "BMT Senior Executives"), were removed as officers of BMT in December, 1994. The payments in the table above to Ms. Halpert were pursuant to an Employment Agreement with her which expired December 31, 1994. The formal severance of full-time employment with BMT by the BMT Senior Executives occurred pursuant to agreements entered into in January, 1995 (the "Employment/Severance Agreements"). Pursuant to the Employment/Severance Agreements, the BMT Senior Executives are required to provide varying amounts of services during 1995 and will be compensated therefor as provided in such agreements. In particular, each agreement with the BMT Senior Executives provides for a significant bonus to be paid upon the sale of Convenience Store News, The Journal of Petroleum Marketing and United States

    Distribution Journal, if accomplished in 1995 (reference is made to T/SF's Annual Report on Form 10-K for its fiscal year ended December 31, 1994, for a discussion of the intended sale of the three trade journals). If such sale is not accomplished, bonuses will be paid based on an agreed-to amount. Thus, the primary function of the BMT Senior Executives in 1995 will be to assist in the sale of the three journals being held for sale.

    OPTIONS.

     Other than Director's fees paid to Howard G. Barnett, Jr., the other officers and key employees described above receive their compensation from T/SF and its directly owned subsidiaries. Although the Company has an Incentive Stock Option Plan, there are no outstanding options under such plan and no options were exercised under such plan during 1994. T/SF has established an Incentive Stock Option Plan as well as its Incentive Stock Plan described in the footnotes in the preceding table. The information described in this section relates to options and rights granted by T/SF under such plans.

     The following table sets forth certain information with respect to options for T/SF Common Stock exercised by the named executive officers of the Company and its subsidiaries during 1994, and the number and value of unexercised options held by such persons at the end of the year. Neither the Company nor T/SF has granted any stock appreciation rights.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES
                     -------------------------------------

                                                                                             VALUE OF
                                                                                            UNEXERCISED
                                                                      NUMBER OF             IN-THE-MONEY
                                                                   SECURITIES UNDER-        OPTIONS/SARS
                                                                   LYING UNEXERCISED         AT FISCAL
                                                                   OPTIONS/SARS AT          YEAR-END ($)
                                                                   FISCAL YEAR-END             (1)(2)
                                                  VALUE
                             SHARES ACQUIRED     REALIZED           EXERCISABLE/             EXERCISABLE/
           NAME              ON EXERCISE (#)      ($)(1)           UNEXERCISABLE            UNEXERCISABLE
---------------------------  ---------------     --------        -----------------         ---------------
Howard G. Barnett, Jr.                   -0-        -0-                  0/75,000             0/150,000
Wayne Atwood                             -0-        -0-              5,336/12,664              0/20,000
J. Gary Mourton (3)                      -0-        -0-             20,833/37,500              0/75,000
Robert E. Craine, Jr. (3)                -0-        -0-             12,500/37,500              0/75,000
Richard Wimbish (3)                      -0-        -0-              1,166/22,500              0/45,000
Hedy Halpert                             -0-        -0-                       0/0                   0/0
_______________________

(1) Market value of the underlying securities at exercise date or fiscal year-end, as the case may be, minus the option exercise price.

(2) The closing price for T/SF's Common Stock on the American Stock Exchange on December 30, 1994, the last trading day of the fiscal year, was $6.25.

(3) In March, 1995, Messers, Mourton, Craine and Wimbish allowed options to acquire 20,833, 12,500 and 1,166 shares of T/SF Common Stock, respectively, at $12.00 per share, to lapse.

     The following table sets forth certain information with respect to options to acquire T/SF Common Stock granted to the named executive officers of the Company and its subsidiaries during 1994 by T/SF. Neither the Company nor T/SF has granted any stock appreciation rights.


                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR
                          ----------------------------------------------------------------------

                                                   INDIVIDUAL GRANTS
                          ----------------------------------------------------------------------

                            NUMBER OF          % OF TOTAL                                            AT ASSUMED ANNUAL RATES
                           SECURITIES        OPTIONS/SARS                                         OF STOCK PRICE APPRECIATION
                           UNDERLYING         GRANTED TO           EXERCISE                            FOR OPTION TERM (2)
                          OPTIONS/SARS       EMPLOYEES IN           OR BASE           EXPIRATION  ---------------------------
           NAME           GRANTED(#)(1)       FISCAL YEAR         PRICE($/SH)            DATE        5%($)            10%($)
           ----           -------------      ------------         -----------         ----------  ---------         ---------
Howard G. Barnett, Jr.    75,000                 37.0                4.25               1/25/04      200,460          508,005
Wayne Atwood              10,000                  4.0                4.25               1/25/04       26,728           67,734
J. Gary Mourton           37,500                 18.5                4.25               1/25/04      100,230          254,003
Robert E. Craine, Jr.     37,500                 18.5                4.25               1/25/04      100,230          254,003
Richard Wimbish           22,500                 11.1                4.25               1/25/04       60,138          152,402
Hedy Halpert                 -0-                   --                  --                    --           --               --
__________________

(1) Consists solely of options to acquire shares of T/SF Common Stock. The options were granted for a term of ten years, subject to earlier termination in certain events related to the termination of employment. The exercise price of the options is equal to the fair market value of T/SF Common Stock on the date of grant. The options become exercisable in full on January 25, 1997. The option exercise price may be paid in cash, by delivery of already-owned shares, by offset of the underlying shares, or by a combination of such methods. Tax withholding obligations related to exercise may be paid by offset of the underlying shares, subject to certain conditions.

(2) Potential realizable value illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term (ten years from the date of grant), assuming that T/SF Common Stock appreciates in value from the date of grant to the end of the option term at rates of 5 percent and 10 percent, respectively, compounded annually.

     COMPENSATION OF DIRECTORS. Directors are paid a fee of $5,000 per year, plus an attendance fee of $350 per meeting. Directors receive an additional fee of $1,000 per year for each committee of the Board of Directors on which they serve, plus an attendance fee of $350 per committee meeting. All Directors are reimbursed by the Company for out-of-pocket expenses incurred by them in connection with their service on the Board of Directors and any committee thereof.

        EMPLOYMENT AGREEMENTS. Reference is made to T/SF'S Annual Report on Form 10-K for a description of Employment Agreements with the following persons:

        Jenkin Lloyd Jones         David Lloyd Jones        Wayne Atwood
        Linette Atwood             John R. Laughlin         Hedy Halpert

        PERFORMANCE GRAPH

        The following graph compares the cumulative total stockholder return on Company Common Stock for the period from December 31, 1989, through December 31, 1994, with the cumulative total return of two indices during such period.

                   COMPARISON OF FIVE YEAR CUMULATIVE TOTAL
                RETURN AMONG TRIBUNE/SWAB-FOX COMPANIES, INC.,
                  NASDAQ STOCK MARKET TOTAL RETURN INDEX AND
                          S&P PUBLISHING GROUP INDEX*



       [GRAPH OF COMPARISON OF FIVE YEAR CUMULATIVE TOTAL APPEARS HERE]



Company                                   100  41   51   83   67  119
Industry                                  100  82   98  111  137  124
Nasdaq                                    100  85  136  159  181  177

* The total return set forth above assumes $100 was invested in Company Common Stock and each of the indices set forth above on December 31, 1989, and that all dividends were reinvested. The S&P Publishing Group Index is compiled by Standard & Poor's Corporation and is composed of Dun & Bradstreet Corporation, McGraw Hill Publishing Company and Meredith Corporation. The Nasdaq Stock Market Total Return Index was developed by the Center for Research and Securities Prices at the University of Chicago and the index comprises all domestic common shares traded on the Nasdaq National Market and the Nasdaq Small Cap Market.

                REPORT OF COMPENSATION COMMITTEE OF THE COMPANY

    All of the officers and highly compensated employees described in the compensation table above are direct employees of T/SF. As such, their salaries are determined exclusively by the Board of Directors of T/SF and its Compensation Committee. The Company only indirectly compensates those parties by reason of its payment under the Management Agreement. However, the purpose of the Management Agreement is to allocate overhead and, thus, the payments by the Company thereunder are not necessarily related directly to the salaries of specific individuals.

    Accordingly, the Compensation Committee of the Board of Directors of the Company does not have control over the compensation of its officers or the above listed highly compensated employees. To provide information regarding the methodology by which the Compensation Committee of T/SF determined such salaries, reference is made to the Report of the Compensation Committee of T/SF included in ITEM 11 OF T/SF'S ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1994.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    At the close of business on March 17, 1995, there were issued and outstanding 26,845,864 shares of the Company's Class A Common Stock and 3,703,704 shares of the Company's Class B Common Stock. In December, 1994, and January, 1995, the Company redeemed or called for redemption all of its classes of preferred stock. As a result of such action, all of the preferred stock of the Company was either converted into the Company's Class A Common Stock or redeemed and, on March 17, 1995, the Company no longer has outstanding any shares of preferred stock.

    Information is provided below for each person whom the Company has been advised owned beneficially, as of March 17, 1995, more than 5 percent of any class of voting securities of the Company, for each Director of the Company, for each of the executive officers of the Company or its subsidiaries named in the Summary Compensation table and for all executive officers and Directors as a group.



                                                         AMOUNT OF
                                                         BENEFICIAL     APPROXIMATE
                                NAME AND ADDRESS OF      OWNERSHIP,      PERCENT OF
     TITLE OF CLASS              BENEFICIAL OWNER        IN SHARES         CLASS
---------------------------  ------------------------    ---------      -----------
Class A Common Stock         Jenkin Lloyd Jones(2)       3,650,431         13.6%
 Stock(1)                    6683 South
                             Jamestown Place
                             Tulsa, Oklahoma 74136

                             Florence Lloyd Jones        6,901,377         25.7%
                              Barnett(3)
                             2619 East 37th Street
                             Tulsa, Oklahoma 74105

                             Howard G. Barnett,          8,573,865         31.9%
                             Barnett, Jr.(4)
                             6742 S. Evanston
                             Tulsa, Oklahoma 74136

                             Georgia Lloyd Jones         2,160,296          8.0%
                              Snoke(5)
                             and Kenneth Palmer Snoke
                             4502 East 85th Street
                             Tulsa, Oklahoma 74137



                                                         AMOUNT OF
                                                         BENEFICIAL     APPROXIMATE
                                NAME AND ADDRESS OF      OWNERSHIP,      PERCENT OF
     TITLE OF CLASS              BENEFICIAL OWNER        IN SHARES         CLASS
---------------------------  ------------------------    ---------      -----------
                             Jenkin Lloyd Jones Jr.      1,514,479         5.6%
                              and Carol B. Jones,
                              as Co-Trustees
                              of the Revocable
                              Inter Vivos
                              Trust of Jenkin
                              Lloyd Jones Jr.,
                              and of the Revocable
                              Inter Vivos Trust
                              of Carol B. Jones
                             6447 South Louisville
                             Tulsa, Oklahoma 74136

                             Tulsa Tribune               1,593,490         5.9%
                              Foundation(6)
                             2407 E. Skelly Drive
                             Tulsa, Oklahoma 74105

                             Robert J. Swab              1,423,576         5.3%
                             3301 S. Trenton
                             Tulsa, Oklahoma 74105

                             Martin A.Vaughan(7)           423,250         1.6%
                             2405 E. Skelly Drive
                             Tulsa, Oklahoma 74105

                             Hayden Ann Barnett          1,613,409         6.0%
                              Kiser
                             1615 East 31st Place
                             Tulsa, Oklahoma 74105

                             The Prudential              3,703,704        12.1%
                              Insurance(9)
                             Company of America
                             c/o Prudential Capital
                             1201 Elm Street,
                             Suite 4900
                             Dallas, Texas 75270

                             Robert E. Craine, Jr.         170,000         0.6%

                             J. Gary Mourton               288,081         1.1%

                             Hedy Halpert                      937         ---

                             Wayne Atwood                      ---         ---

                             Richard A. Wimbish             10,660         ---

All executive officers and   Company Common Stock       14,484,236        53.9%
 Directors as a group, 14
 persons (10)

__________________

(1) Each of the beneficial owners has sole voting and investment power with respect to the securities specified, except as noted otherwise. The Class B Common Stock is convertible, at the option of the holder, into Class A Common Stock.

(2) The shares of Common Stock beneficially owned by Jenkin Lloyd Jones include 2,056,941 shares held by Jenkin Lloyd Jones, as Trustee of the Revocable Inter Vivos Trust of Jenkin Lloyd Jones, and 1,593,490 shares held by Tulsa Tribune Foundation (which shares are also included in the share ownership of Florence Lloyd Jones Barnett, and Howard G. Barnett, Jr.). See footnote (6) below.

(3) The shares of Common Stock beneficially owned by Florence Lloyd Jones Barnett include 5,307,887 shares owned by Florence Lloyd Jones Barnett and Howard G. Barnett, Jr., as co-trustees of the Revocable Inter Vivos Trust of Florence Lloyd Jones Barnett (which are also included in the ownership of Howard G. Barnett, Jr.), and 1,593,490 shares owned by Tulsa Tribune Foundation (which shares are also included in the ownership of Jenkin Lloyd Jones and Howard G. Barnett, Jr.). Not included are 20,000 shares of Common Stock beneficially owned by her husband, Howard G. Barnett (which are included in the ownership of Howard G. Barnett, Jr.). Mrs. Barnett disclaims beneficial ownership of the shares held by her husband. See footnotes (4) and (6) below.

(4) The shares of Common Stock shown as owned by Mr. Barnett include 1,265,389 shares of Common Stock which are owned directly and beneficially by Mr. Barnett for his own account, 1,593,490 shares of Common Stock owned by Tulsa Tribune Foundation (which shares are also included in the stock ownership for Jenkin Lloyd Jones and Florence Lloyd Jones Barnett) and 387,099 shares of Common Stock owned by Howard G. Barnett, Jr., as Trustee of the Katherine Ann Kiser 1980 Trust; 20,000 shares of Common Stock owned by Howard G. Barnett and Howard G. Barnett, Jr., as Co-Trustees of the Revocable Inter Vivos Trust of Howard G. Barnett and 5,307,887 shares of Common Stock owned by Florence Lloyd Jones Barnett and Howard G. Barnett, Jr., as Co-Trustees of the Revocable Inter Vivos Trust of Florence Lloyd Jones Barnett. The shares owned by the Revocable Inter Vivos Trust of Florence Lloyd Jones Barnett are also included in the stock ownership in the table for Florence Lloyd Jones Barnett. The stock ownership of Mr. Barnett in the table does not include shares held as follows: Billie T. Barnett (211,971 shares of Common Stock); Billie T. Barnett, as Trustee under the Howard G. Barnett, Jr., Trust for Adrienne Lee Barnett (387,099 shares of Common Stock); and Billie T. Barnett, as Trustee under the Howard G. Barnett, Jr., Trust for Allison Michelle Barnett (387,099 shares of Common Stock). Billie T. Barnett is the wife of Howard G. Barnett, Jr., and Adrienne Lee Barnett and Allison Michelle Barnett are their children. Mr. Barnett disclaims beneficial ownership of the shares held by his wife, individually, and as trustee under such trusts for his children. Katherine Ann Kiser is the daughter of Hayden Ann Barnett Kiser.

(5) Excluded from the shares shown as owned by Georgia Lloyd Jones Snoke and Kenneth Palmer Snoke are 272,220 shares of Common Stock held by Bank IV of Oklahoma, N.A., of Tulsa, as trustee under certain present interest trusts for each of their children, and

    12,500 shares of Common Stock owned by David Lloyd Jones as trustee of certain separate trusts for their children. Mr. and Mrs. Snoke disclaim beneficial ownership of any such shares.

(6) The Trustees of Tulsa Tribune Foundation (which Trustees have sole control over the actions of Tulsa Tribune Foundation and, thus, voting control of the shares owned by it) are Florence Lloyd Jones Barnett, Jenkin Lloyd Jones, Howard G. Barnett, Jr., and William A. Bowen. The shares owned by Tulsa Tribune Foundation are also included in the beneficial ownership of Florence Lloyd Jones Barnett, Jenkin Lloyd Jones and Howard G. Barnett, Jr. The Tulsa Tribune Foundation also owns $831,000 of 11 percent debentures of the Company, due 1998, which are convertible into shares of Common Stock at a conversion rate of $2.39 per share. Because such conversion price is so much above the current market price and such foundation has indicated a present intention to require cash repayment of the debentures when due, the shares of Common Stock which could be acquired by conversion of such debentures are not included in the ownership for Tulsa Tribune Foundation.

(7) The shares shown as owned by Mr. Vaughan excludes 337,437 shares of Common Stock held by his wife, Nancy Swab Vaughan, directly, and 310,105 shares of Common Stock held by his wife as Co-Trustee of the Revocable Inter Vivos Trust of John T. Swab. Mr. Vaughan disclaims beneficial ownership of any such shares. Mr. Vaughan's stock holdings in the table include 238,450 shares of Common Stock held by Midwest Resources, Inc., a private company of which Mr. Vaughan is president, and 29,000 shares of Common Stock held by Maverick Exploration, Inc., of which Mr. Vaughan owns 100 percent. The Trustees of the Revocable Inter Vivos Trust of John T. Swab are Nancy Swab Vaughan, wife of Martin A. Vaughan, and John Stephen Swab.

(8) The stock ownership shown for Hayden Ann Barnett Kiser excludes 387,099 shares of Common Stock owned by Howard G. Barnett, Jr., as Trustee of the Katherine Ann Kiser 1980 Trust. Katherine Ann Kiser is the daughter of Hayden Ann Barnett Kiser. The shares owned by such Trust are included in the beneficial ownership of Howard G. Barnett, Jr. Hayden Ann Barnett Kiser disclaims beneficial ownership of any of the shares held by the Katherine Ann Kiser 1980 Trust.

(9) Assumes conversion of the Class B Common Stock into Class A Common Stock. This stockholder owns 100 percent of the outstanding shares of the Company's Class B Common Stock.

(10) Included in the totals are the 1,593,490 shares of Common Stock owned by Tulsa Tribune Foundation, of which Directors Jenkin Lloyd Jones, Florence Lloyd Jones Barnett and Howard G. Barnett, Jr., are trustees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the Annual Report on Form 10-K of T/SF for its fiscal year ended December 31, 1994, and, specifically, Item 13 therein.

    The Company is a party to a loan agreement with Howard G. Barnett, Jr., President and Chief Executive Officer, that arose in connection with the merger with Tulsa Tribune Company on October 1, 1984. During 1994, the maximum amount of Mr. Barnetts loan was $250,000 and that amount represents the amount outstanding under such loan as of December 31, 1994. The balance of such loan at December 31, 1993, was $235,000. Mr. Barnett's loan, which has been a line-of-credit, was amended in 1992 to provide for a maximum future borrowings rights of up to $250,000 and a loan interest rate of 7.5 percent. The loan may remain outstanding on a line-of-credit basis through April 30, 1995, at which time Mr. Barnett must commence amortizing the principal amount in semi-annual installments (plus accrued interest at 8.5 percent) equal to 1/15th of the outstanding principal balance with the first installment due October 31, 1995, and with all remaining principal and interest being due on October 31, 1999.
Mr. Barnett has pledged 695,455 shares of Company Common Stock to secure this loan.

    On May 29, 1990, the Company entered into a loan agreement with Robert J. Swab, pursuant to which the Company agreed to loan to Mr. Swab, on a line-of-credit basis for three years, up to $250,000. On June 22, 1993, this line-of-credit was increased to $350,000. This loan was renewed in June, 1994. At December 31, 1993, the loan balance was $348,546. The maximum outstanding during the year was $348,546 and such amount represents the principal amount outstanding, plus accrued interest, at December 31, 1994, the date of the Retirement Agreement with Mr. Swab described below. Until the Retirement Agreement was entered into, the loan bore interest at 9 percent per annum. The loan was secured by 6,435 shares of 6 1/2 percent Cumulative Convertible Preferred Stock of the Company (which has since been converted into 289,575 shares of Common Stock) and 110,000 shares of Company Common Stock.

    Effective on December 31, 1994, the Company and Mr. Swab entered into a Retirement Agreement. Pursuant to Mr. Swabs Retirement Agreement, the following matters, among other things, were agreed to:

 (i) Effective December 31, 1994, Mr. Swab retired and resigned from all offices with and as an employee of the Company.
 (ii) Beginning January, 1995, and for 72 consecutive months thereafter, Mr. Swab will be paid the amount of $5,130 per month.
 (iii) Mr. Swab entered into a Covenant-Not-to-Compete (with 30 percent of the payments described in (ii) above being allocated for such Covenant-Not-to-Compete).
 (iv) Mr. Swab was transferred title to the automobile owned by the Company and used by Mr. Swab.

(v) The Company purchased 200,000 shares of the Companys Class A Common Stock owned by Mr. Swab at a price of $0.80 per share. With the proceeds of this sale, Mr. Swab paid all accrued interest under his note and reduced the principal balance to $324,317.

(vi) In the event the Merger is not consummated, Mr. Swab agreed to sell an additional 500,000 shares of Company's Class A Common Stock to the Company at $0.80 per share.

(vii) Upon completion of the Merger, Mr. Swab will reduce his note to a $300,000 balance and a new note will be issued, bearing interest at a 9 percent rate, payable $25,000 of principal plus accrued interest each year with the full balance of the note due December 31, 1997.

(viii) While the note will continue to be secured by 399,575 shares of Company Common Stock (or the converted amount of T/SF Common Stock in the Merger), Mr. Swab has the right to "put" 399,575 shares to the Company at a price of $0.75 per share (or $5.976 per share equivalent of T/SF Common Stock) for three years. The Company has a "call" on such shares for the three years at $1.10 per share. All proceeds of any put or call will be used to pay principal on the loan, if exercised.

(ix) Mr. Swab has an additional "put", at $0.75 per share, on an additional 300,000 shares of common stock of the Company, exercisable 100,000 shares a year for 1995, 1996 and 1997. The Company has a "call" on such shares, on the same annual basis, at $1.10 per share (or $8.765 per share equivalent of T/SF Common Stock).

    Effective March 14, 1995, the Company entered into the MECI Agreement with Director Martin A. Vaughan. Pursuant to the MECI Agreement, the Company will transfer title to MECI of its interest in certain parcels of undeveloped land in Tulsa, Oklahoma. In exchange, the Company will receive 7,422,773 shares of MECI stock (some of which are held in escrow pending certain post closing items). The exchange ratio was determined based on the book value of the real estate transferred by the Company and the price at which MECI has conducted exchanges for other assets during the last year. MECI is a very small public company, and there is little trading in its stock. The real estate to be transferred by the Company has been owned by the Company for between 10 and 15 years and there had been only modest activity with respect to such parcels during that time. The Board of Directors of the Company determined that such assets were of speculative value at best and that the elimination of the management responsibility with respect to such assets plus the potential upside afforded by an investment in MECI justified the exchange and the exchange ratio. The exchange is part of the Company's plan to dispose of the real estate discontinued assets, and it was determined by the Company that this transaction or a similar one was the only reasonable way in which the Company could hope to realize on these very long term assets in the short term.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)1.  Financial Statements

           The Financial Statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as a part of this Annual Report on Form 10-K.

       2.  Financial Statement Schedules

           The Financial Statement Schedules are not submitted as the required information is immaterial, inapplicable or is included in the financial statements or notes thereto filed as a part of this Annual Report on Form 10-K.

       3.  Exhibits

           The following exhibits are included as a part of or incorporated into this Annual Report on Form 10-K:


EXHIBIT NUMBER

    2.1 Agreement and Plan of Merger, dated January 25, 1995, between the Company and T/SF and Amendment No. 1 to Agreement and Plan of Merger, dated March 3, 1995, between the Company and T/SF (incorporated by reference to Appendix A to the Joint Proxy Statement and Prospectus forming a part of T/SFs Registration Statement on Form S-4, No. 33-57587).

    3.1 Certificate of Incorporation of the Company (incorporated by reference to the Company's Information Statement for its Annual Meeting of Stockholders, held October 1, 1984, for base Certificate of Incorporation and to the Company's Proxy Statement for the 1988 Annual Meeting of Stockholders for certain amendments to the Certificate of Incorporation).

    3.2 Bylaws of the Company (incorporated by reference to the Company's Information Statement for its Annual Meeting of Stockholders, held October 1, 1984).

    10.1 Management Agreement with T/SF, effective January 1, 1989 (incorporated by reference to Exhibit 10.11 to T/SF's Registration Statement on Form S-1, No. 33-27811, effective June 8, 1989, under the Securities Act of 1933 (the "S-1 Registration Statement").

    10.2    Three separate Loan Agreements, by the Company, as
            Facilitator/Guarantor, and BancFirst, dated July 14, 1993 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for its second quarter ended June 30, 1993).

    10.3 Retirement Agreement, by and among the Company, T/SF and G. Douglas Fox, effective August 1, 1993 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 1993).

    10.4 Agreement for Purchase and Sale of Stock, dated March 17, 1994, between T/SF, T/SF Investment Co., John R. Laughlin and Galaxy Registration, Inc. Employee Stock Ownership Plan and Trust (incorporated by reference to Exhibit 2 to T/SF's Report on Form 8-K, dated March 17, 1994).

    10.5 Asset Purchase Agreement, dated November 1, 1993, by and among T/SF, Marks-Roiland Communications, Inc., and Dickson Media, Inc., together with the material closing documents executed and delivered therewith (incorporated by reference to Exhibit 10.1 to T/SF's Report on Form 8-K, dated November 1, 1993).

    10.6 Asset Purchase Agreement, dated May 2, 1994, by and among T/SF, Shopper's Guide, Inc., and Dickson Media, Inc. (incorporated by reference to Exhibit 10.1 to T/SF's Report on Form 8-K, dated May 2,
            1994).

    10.7 Amendment and Termination Agreement, dated July 31, 1992, and exhibits, by and among Tulsa Tribune Company, World Publishing Company and Newspaper Printing Corporation (incorporated by reference to Exhibit 1 to T/SF's Report on Form 8-K, dated September 30, 1992).

    10.8 Covenant for Continued Payments, dated September 30, 1992, by World Publishing Company in favor of Tulsa Tribune Company (incorporated by reference to Exhibit 2(vi) to T/SF's Report on Form 8-K, dated September 30,1992).

    10.9 Registration Rights Agreement, by and between the Company and The Prudential Insurance Company of America, dated August 15, 1988 (incorporated by reference to Exhibit 2A to the Company's Report on Form 8-K, dated August 29, 1988).

    10.10 Revolving Credit Loan Agreement, dated as of July 14, 1993, between BMT Publications, Inc., and BancFirst, together with exhibits, including forms of various closing documents executed in connection therewith (incorporated by reference to Exhibit 10.24 of T/SF's Report on Form 10-Q for the quarter ended September 30, 1993).

    10.11 Revolving Credit Loan Agreement, dated as of July 14, 1993, between Transportation Information Services, Inc., and BancFirst, together with exhibits, including forms of various closing documents executed in connection therewith (incorporated by reference to Exhibit 10.25 to T/SF's Report on Form 10-Q for the quarter ended September 30,
            1993).

    10.12 Second Amendment to Revolving Credit Loan Agreement, effective as of June 30, 1994, between Transportation Information Services, Inc. and BancFirst (incorporated by reference to Exhibit 10.2 to T/SF's Report on Form 10-Q for the quarter ended September 30, 1994).

    10.13 Revolving Credit Loan Agreement, dated as of July 14, 1993, between T/SF and BancFirst, together with exhibits, including forms of various closing documents executed in connection therewith (incorporated by reference to Exhibit 10.26 to T/SF's Report on Form 10-Q for the quarter ended September 30, 1993).

    10.14 Revolving Credit Loan Agreement, dated as of June 30, 1994, between T/SF and BancFirst (incorporated by reference to Exhibit 10.1 to T/SF's Report on Form 10-Q for the quarter ended September 30,
            1994).

    10.15 Revolving Credit Loan Agreement, dated November 30, 1993, between Tulsa Tribune Company and BancFirst (incorporated by reference to
            Exhibit 10(iii) to T/SF's Report on Form 10-K for the year ended December 31, 1993).

    10.16* T/SF Communications Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit A to T/SF's Proxy Statement for its Annual Meeting of Stockholders, dated May 23, 1994).

    10.17* T/SF Communications Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).

    10.18* T/SF Communications Corporation Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).

    10.19 Retirement Agreement, dated December 14, 1994, with Robert J. Swab (filed herewith).

    10.20 Operating Agreement for 1995 Land Company, L.L.C., dated December 20, 1994, by and among John C. Bumgarner, Jr., and the Company (filed herewith).

    11 Computations of earnings per share for the years ended December 31, 1994, 1993, and 1992 (filed herewith).

    21      Subsidiaries of the Company (filed herewith).

    27      Financial Data Schedule (filed herewith).
_______________
        *   Management contract or compensatory plan or arrangement.

    (b) Reports on Form 8-K.

        During the quarter ended December 31, 1994, the Company did not file a Current Report on Form 8-K.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRIBUNE/SWAB-FOX COMPANIES, INC.

      Dated: March 28, 1995     By:     /s/ Howard G. Barnett, Jr.
                                    ------------------------------------
                                    Howard G. Barnett, Jr., President
                                    and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

By:  /s/ Howard G. Barnett, Jr.         President, Chief Executive  March 28, 1995
     --------------------------------    Officer and Director
         Howard G. Barnett, Jr.

By:  /s/ Jenkin Lloyd Jones             Director                    March 30, 1995
     --------------------------------
         Jenkin Lloyd Jones

By:  /s/ Jenkin Lloyd Jones Jr.         Director                    March 27, 1995
     --------------------------------
         Jenkin Lloyd Jones Jr.

By:  /s/   Robert J. Swab               Director                    March 28, 1995
     --------------------------------
           Robert J. Swab

By:  /s/ Florence Lloyd Jones Barnett   Director                    March 28, 1995
     --------------------------------
         Florence Lloyd Jones Barnett

By:  /s/ Martin A. Vaughan              Director                    March 28, 1995
     --------------------------------
         Martin A. Vaughan

By:  /s/ J. Gary Mourton               Senior Vice President,       March 28, 1995
     --------------------------------   Chief Financial Officer
          J. Gary Mourton               and Chief Accounting
                                        Officer


               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                                           Page

Report of Independent Public Accountants ................................................   F-2

Consolidated Balance Sheets as of December 31, 1994 and 1993 ............................   F-3

Consolidated Statements of Operations for the years ended
 December 31, 1994, 1993 and 1992 .......................................................   F-5

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 1994, 1993 and 1992 ...................................   F-6

Consolidated Statements of Cash Flows for the
 years ended December 31, 1994, 1993 and 1992 ...........................................   F-8

Notes to Consolidated Financial Statements ..............................................   F-10

  The required schedules are not submitted as they are immaterial or inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Tribune/Swab-Fox Companies, Inc.:

  We have audited the accompanying consolidated balance sheets of Tribune/Swab-Fox Companies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tribune/Swab-Fox Companies, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                        ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
March 15, 1995

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                        December 31,
                                                                    1994           1993
                                                                   ------         -------
                                    ASSETS
Current Assets:
  Cash and cash equivalents                                        $4,585         $2,808
  Short-term investments                                            2,000             --
  Accounts receivable, less reserve for doubtful accounts
    of $506 in 1994 and $465 in 1993                                8,847          6,541
  Inventories (Note 1)                                                596            188
  Deferred tax assets (Notes 1 and 8)                                  --          1,444
  Current contract receivable and other current assets              7,481          5,661
  Refundable income taxes                                             167            404
  Assets held for sale (Note 4)                                     8,529          4,350
                                                                  -------        -------
    Total current assets                                           32,205         21,396
                                                                  -------        -------
Investments  (Note 5)                                                 233            366
                                                                  -------        -------

Contract and Notes Receivable  (Note 2)                             2,786          7,090
                                                                  -------        -------
Property, Plant and Equipment, at cost
    (Notes 1, 6 and 7):
  Exposition equipment                                              2,712             --
  Rental property and other real estate                               255         13,337
  Other                                                             4,452          4,279
                                                                  -------        -------
                                                                    7,419         17,616
  Less - accumulated depreciation                                   2,834          3,650
                                                                  -------        -------
                                                                    4,585         13,966
                                                                  -------        -------
Deferred Tax Assets  (Note 8)                                         732             --
                                                                  -------        -------
Intangibles and Other Assets, net  (Notes 1 and 3)                 13,040         17,241
                                                                  -------        -------
                                                                  $53,581        $60,059
                                                                  =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)

                                                                          December 31,
                                                                     1994             1993
                                                                    -------          -------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $ 5,905          $ 3,635
   Accrued liabilities (Note 13)                                      7,163            6,867
   Deferred tax liabilities (Notes 1 and 8)                             823               --
   Current portion of long-term debt (Note 7)                         1,251            1,880
                                                                    -------          -------
      Total current liabilities                                      15,142           12,382
                                                                    -------          -------
Long-Term Debt (Note 7)                                               4,905            9,273
                                                                    -------          -------
Deferred Contract Liabilities and Credits                             2,456            2,424
                                                                    -------          -------
Deferred Tax Liabilities (Notes 1 and 8)                                 --            1,531
                                                                    -------          -------
Minority Interests in Consolidated Subsidiaries (Note 1)              6,698            7,999
                                                                    -------          -------
Commitments and Contingencies (Notes 3 and 10)

Common Stock Subject to Put (Note 11)                                   525               --
                                                                    -------          -------
Stockholders' Equity, per accompanying statement
     (Notes 1, 7, 9, and 11):

  Preferred stocks, $10 par value                                        --              459
  Common stock, Class A, $.10 par value,
    50,000 shares authorized                                          2,729            2,680
  Common stock, Class B, $.10 par value,
    10,000 shares authorized                                            370              370
  Additional paid-in capital                                         17,417           19,211
  Retained earnings                                                   3,904            4,295
                                                                    -------          -------
                                                                     24,420           27,015
  Less stock of parent company held by subsidiary (Note 11)         (   565)         (   565)
                                                                    -------          -------
     Total stockholders' equity                                      23,855           26,450
                                                                    -------          -------
                                                                    $53,581          $60,059
                                                                    =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                         Year Ended December 31,
                                                                1994                1993              1992
                                                              --------            --------          --------
Revenues (Notes 1 and 3):
  Publishing                                                  $ 14,946            $ 39,010          $ 69,849
  Exposition services                                           21,057              10,483             9,168
  Information services                                          15,091              14,499            12,673
  Other operating income and interest                            5,825               4,183             3,543
                                                              --------            --------          --------
                                                                56,919              68,175            95,233
                                                              --------            --------          --------
Costs and Expenses (Notes 1, 3, 4 and 6):
  Publishing                                                    11,988              31,567            48,621
  Exposition services                                           14,137               8,631             7,449
  Information services                                           8,944               9,460             8,214
  Other operating expenses                                          --                 361               329
  General and administrative                                    11,862              15,000            21,341
  Interest                                                         736               1,921             2,692
  Depreciation and amortization                                  3,118               3,779             7,378
  Loss on assets held for sale                                      --               9,224                --
                                                              --------            --------          --------
                                                                50,785              79,943            96,024
                                                              --------            --------          --------
Income (loss) before unusual gain, equity
  earnings and income taxes                                      6,134            ( 11,768)         (    791)
Unusual gain (Note 2)                                               --                  --            24,412
Earnings of equity investments (Note 5)                             --                  29                73
Income tax (provision) benefit (Notes 1 and 8)                (  2,589)              4,097          ( 10,569)
Minority interest in consolidated subsidiaries (Note 1)       (    981)              1,929          (  3,983)
                                                              --------            --------          --------
  Income (loss) from continuing operations                       2,564            (  5,713)            9,142
Discontinued operations (Note 6)                              (  2,816)           (  4,800)         (    790)
Extraordinary loss, net of tax of $340 (Note 7)                     --            (    560)               --
                                                              --------            --------          --------
Net income (loss)                                             (    252)           ( 11,073)            8,352
Dividends on preferred shares (Note 9)                        (    139)           (    139)         (    139)
                                                              --------            --------          --------
Income (loss) applicable to common shares                    $(    391)          $( 11,212)         $  8,213
                                                             =========           =========          ========
Earnings (loss) per common and
  common equivalent share (Note 1):
  Primary --
     Continuing operations                                   $    0.08           $(   0.19)         $   0.27
     Discontinued operations                                  (   0.09)           (   0.16)          (  0.02)
     Extraordinary loss                                             --            (   0.02)               --
                                                             ---------           ---------          --------
                                                             $(   0.01)          $(   0.37)         $   0.25
                                                             =========           =========          ========
  Fully Diluted --
     Continuing operations                                   $     N/A           $     N/A          $   0.26
     Discontinued operations                                       N/A                 N/A          (   0.02)
     Extraordinary loss                                            N/A                 N/A                --
                                                             ---------           ---------          --------
                                                             $     N/A           $     N/A          $   0.24
                                                             =========           =========          ========
Cash dividends per common share                              $      --           $      --          $     --
                                                             =========           =========          ========

The accompanying notes are an integral part of these consolidated financial statements.

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)


                                                                                           Year Ended December 31,
                                                                                        1994         1993        1992
                                                                                       --------    --------    --------
Preferred Stock:
  Beginning balance                                                                    $    459    $    459    $    459
  Conversion and redemption of preferred stock                                             (459)         --          --
                                                                                       --------    --------    --------
  Balance at end of year                                                                     --         459         459
                                                                                       --------    --------    --------
Common Stock, Class A:
  Beginning balance                                                                       2,680       2,690       2,722
  Conversion of preferred stock                                                             139          --          --
  Retirement of common stock                                                                (20)        (10)        (32)
  Reclassification to common stock subject to put                                           (70)         --          --
                                                                                       --------    --------    --------
  Balance at end of year                                                                  2,729       2,680       2,690
                                                                                       --------    --------    --------
Common Stock, Class B:
  Balance at end of year                                                                    370         370         370
                                                                                       --------    --------    --------
Additional Paid-in Capital:
  Beginning balance                                                                      19,211      19,262      19,390
  Conversion and redemption of preferred stock                                           (1,199)         --          --
  Retirement of common stock                                                               (140)        (51)       (128)
  Reclassification to common stock subject to put                                          (455)         --          --
                                                                                       --------    --------    --------
  Balance at end of year                                                                 17,417      19,211      19,262
                                                                                       --------    --------    --------
Retained Earnings:
  Beginning balance                                                                       4,295      15,507       7,294
  Net income (loss)                                                                        (252)    (11,073)      8,352
  Cash dividends on preferred shares                                                       (139)       (139)       (139)
                                                                                       --------    --------    --------
  Balance at end of year                                                                  3,904       4,295      15,507
                                                                                       --------    --------    --------
Less stock of parent company held by a subsidiary                                          (565)       (565)         --
                                                                                       --------    --------    --------
                                                                                       $ 23,855    $ 26,450    $ 38,288
                                                                                       ========    ========    ========


                 The accompanying notes are an integral part
                  of these consolidated financial statements.

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   Continued

                                (In thousands)


                                                                Year Ended December 31,
                                                            1994           1993         1992
                                                           ------         ------       ------
Preferred Shares:
  Beginning balance                                            46             46           46
  Conversion and redemption of preferred stock                (46)            --           --
                                                           ------         ------       ------
  Balance at end of year                                       --             46           46
                                                           ======         ======       ======
Common Shares, Class A:
  Beginning balance                                        26,802         26,903       27,223
  Conversion of preferred stock                             1,387             --           --
  Retirement of common stock                                 (200)          (101)        (320)
  Reclassification to common stock subject to put            (700)            --           --
                                                           ------         ------       ------
  Balance at end of year                                   27,289         26,802       26,903
                                                           ======         ======       ======
Common Shares, Class B:
   Balance at end of year                                   3,704          3,704        3,704
                                                           ======         ======       ======


The accompanying notes are an integral part of these consolidated financial statements.

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                               Year Ended December 31,
                                                             1994        1993        1992
                                                           -------     --------    -------
Cash flows from operating activities:
  Net income (loss)                                        $  (252)    $(11,073)    $8,352
                                                           -------     --------     ------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                            3,163        3,928      7,516
    (Earnings) losses of equity investments                     18      (     3)    (   37)
    Accretion of interest expense                               47          228        270
    Unusual gain                                                --           --    (24,412)
    Gain on sale of property,
      plant and equipment, investments
      and marketable securities                             (  702)     (    41)   (   231)
    Loss on assets held for sale                                --        9,224         --
    Reserves provided on venture capital
      and real estate investments                            2,812        4,815        691
    Deferred compensation                                        7        1,856         37
    Changes in assets and liabilities:
      Accounts receivable and refundable
        income taxes                                        (1,907)     (   744)     3,189
      Inventories                                           (  213)         184        535
      Current contract receivable and
        other current assets                                (  399)     (   314)        53
      Intangibles and other assets                              77      (   103)   (    33)
      Accounts payable and accrued liabilities               2,136      (   257)   (   797)
      Deferred income taxes                                 (  343)     ( 4,837)     4,809
      Minority interests                                       981      ( 1,929)     3,983
                                                           -------      -------    -------
          Total adjustments                                  5,677       12,007    ( 4,427)
                                                           -------      -------    -------
     Net cash provided by operating activities               5,425          934      3,925
                                                           -------      -------    -------



The accompanying notes are an integral part of these consolidated financial statements.

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Continued
                                (In thousands)


                                                                                            Year Ended December 31,
                                                                                         1994        1993        1992
                                                                                       --------    --------    --------
Cash flows from investing activities:
  Net sales (purchases) of short-term investments                                        (2,000)         --         905
  Net receipt (advances) on notes receivable                                                319        (455)       (558)
  Investments, net of distributions                                                        (183)       (164)         (6)
  Capital expenditures                                                                   (3,254)     (1,618)     (1,402)
  Net proceeds from early termination of Joint Operating Agreement                           --          --       9,720
  Proceeds from the sale of property, plant and equipment, investments
   and marketable securities                                                              8,983       4,616       1,921
  Collections on contract receivable                                                      4,714       4,354       1,039
  Payments for acquisitions, net of cash acquired                                        (1,114)         --          --
  Payments on deferred contract liabilities                                                (502)     (1,013)     (1,304)
                                                                                       --------    --------    --------
    Net cash provided by investing activities                                             6,963       5,720      10,315
                                                                                       --------    --------    --------
Cash flows from financing activities:
  Payments of notes payable, net                                                           (151)        (51)       (140)
  Principal payments of long-term debt                                                   (6,378)    (13,319)     (6,612)
  Borrowings under bank lines-of-credit                                                   3,300          --       3,200
  Payments under bank lines-of-credit                                                    (3,300)         --      (5,075)
  Issuance of common stock                                                                  347          --          --
  Repurchase of common stock                                                             (2,770)       (100)         --
  Redemption of preferred stock                                                          (1,520)         --          --
  Dividends paid                                                                           (139)       (139)       (139)
                                                                                       --------    --------    --------
    Net cash used in financing activities                                               (10,611)    (13,609)     (8,766)
                                                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents                                      1,777      (6,955)      5,474
Cash and cash equivalents at beginning of year                                            2,808       9,763       4,289
                                                                                       --------    --------    --------
Cash and cash equivalents at end of year                                               $  4,585    $  2,808    $  9,763
                                                                                       ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                                                           $  1,039    $  1,993    $  2,765
    Income taxes                                                                          2,783       1,485       5,344


                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

     Tribune/Swab-Fox Companies, Inc., and subsidiaries (collectively, "Tribune/Swab-Fox", unless the context indicates otherwise) are engaged in publishing several trade journals, newspapers and other publications for conventions and trade shows, providing trade show registration services and exhibitor information and marketing services, providing information services to the insurance and trucking industries, real estate investments, publishing shopper-newspapers (through October 31, 1993 - see Note 4) and, until October 1, 1992, publishing a daily newspaper.

     T/SF Communications Corporation, a 78 percent-owned subsidiary (Communications), conducts the publishing and information businesses of Tribune/Swab-Fox.

     On January 25, 1995, Communications entered into an Agreement and Plan of Merger, as amended, with Tribune/Swab-Fox whereby, subject to approval of Communications and Tribune/Swab-Fox stockholders, Tribune/Swab-Fox will be merged with and into Communications. Tribune/Swab-Fox stockholders (other than Communications) will receive 0.1255 of a share of Communications Common Stock or, if elected, and subject to certain limitations, $0.88 in cash, for each Tribune/Swab-Fox share.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Tribune/Swab-Fox and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' interest in certain majority-owned subsidiaries.

INTEREST IN NEWSPAPER PRINTING CORPORATION (NPC)

     Prior to an agreed-to dissolution and liquidation (see Note 2), NPC, a joint operating agency, was owned 40 percent by Tulsa Tribune Company, a wholly-owned subsidiary of Communications (Tribune), and 60 percent by Tulsa World Company (World). Tribune, World and NPC entered into a Joint Operating Agreement (JOA) in 1941 (amended in 1955 and 1981) which provided, among other things, for the following:

     (1) A common plan of operation under which NPC, as agent for Tribune and World, sold advertising, printed, marketed and distributed the newspapers published by Tribune and World, and collected revenues attributable to such operations.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

         However, Tribune and World maintained control of their individual news and editorial departments.

     (2) Revenues and expenses of operating, selling and distributing the two newspapers were shared 40 percent by Tribune and 60 percent by World, without regard to whether generated by or attributable to Tribune or World, except newsroom expenses as to which Tribune paid 100 percent of such expenses incurred on its behalf in excess of 6/14ths of the total newsroom costs of both newspapers.

     Tribune and World reported their share of the revenues over expenses generated through their joint operations managed by NPC in their respective tax returns.

     Prior to the termination of the JOA, Tribune/Swab-Fox used agency accounting for its 40 percent ownership of NPC, whereby its share of NPC's individual assets, liabilities, revenues and expenses are included in these financial statements. Printing equipment utilized by NPC, as agent, was owned directly by Tribune and World.

INVENTORIES

     Inventories include newsprint and related printing supplies, computers and computer-related equipment and exposition registration supplies. Inventories are recorded at the lower of cost or market determined on first-in, first-out and average cost methods. Inventories of newsprint and related printing supplies were $404,000 and $128,000 and inventories of computers and computer-related equipment were $81,000 and $60,000 at December 31, 1994, and 1993, respectively, and inventories of exposition registration supplies were $111,000 at December 31, 1994.

DEPRECIATION

     Depreciation of property, plant and equipment is provided using the straight-line method based on estimated useful lives ranging from three to 25 years.

INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets include advertising lists, covenants-not-to-compete and consulting agreements, goodwill related to acquisitions, and credits granted for truck driver employment information files. These assets are being amortized over periods of three to 30 years and consist of the following:

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992




                                      Amortization          December 31,
                                         Period          1994          1993
                                      --------------  ----------   ------------
                                                            (In thousands)
Advertising lists                     3 1/2-11 years    $     70       $  3,941
Covenants-not-to-compete and
 consulting agreements                    3-10 years       1,731          2,190

Goodwill                                    30 years      11,833         17,963
Other                                      4-9 years       3,757          1,754
                                                        --------       --------
                                                          17,391         25,848
Accumulated amortization                                 ( 4,351)       ( 8,607)
                                                        --------       --------
                                                        $ 13,040       $ 17,241
                                                        ========       ========

     Goodwill impairment is assessed at each balance sheet date based upon a review of the acquired entity's operations as to income, growth of income in relation to the expected growth of income when acquired and, if the entity is considered for sale, estimated realizable value. Valuation reserves are provided if the carrying value of acquired goodwill is determined to be permanently impaired.

CHANGE IN ACCOUNTING ESTIMATES

     During the third quarter of 1992, Tribune/Swab-Fox revised the estimated lives used to depreciate or amortize certain machinery and equipment, advertising lists and covenants of Shopper's Guide, Inc. (Shopper's Guide), Tribune/Swab-Fox's New Jersey free-distribution shopper-newspaper, and equipment and advertising lists of Marks-Roiland Communications, Inc. (Marks-Roiland), Tribune/Swab-Fox's Long Island free-distribution shopper-newspaper. Management of Tribune/Swab-Fox made the change in estimates to reflect the effect of the local economies of each operation on the useful lives of these assets. The effect of this change in accounting estimates was to increase 1992 depreciation and amortization by approximately $2,400,000 and to decrease 1992 net income by approximately $1,540,000 or $0.05 per share.

REVENUE RECOGNITION

     Revenues from information services are net of the cost of charges from state motor vehicle record departments which are incurred by Tribune/Swab-Fox as an agent for its customers. As provided in the agreements with customers, Tribune/Swab-Fox charges a fee for its service and is also reimbursed for state charges.

     Exposition services revenues are recognized when the services are provided.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992


     Advertising revenues from Tribune/Swab-Fox's publishing businesses are recognized when each publication is published and distributed.

     Commercial printing revenues are recognized when the material is printed since the customer is generally obligated to accept printed matter when the printing is complete. Commercial printing customers must exercise their right of inspection, when such inspection right exists, while the printing is in process.

INCOME TAXES

     Effective January 1, 1993, Tribune/Swab-Fox adopted SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income.

     The effect of adopting SFAS No. 109 was not material to Tribune/Swab-Fox's financial position or its results of operations.

POSTRETIREMENT BENEFITS

     Tribune/Swab-Fox does not offer any postretirement medical or insurance benefits for any employees.

STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, Tribune/Swab-Fox considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common and common equivalent share are computed by dividing net income (loss), adjusted for dividends on preferred stock and before deduction of interest expense (net of tax) on certain subordinated convertible debentures, by the weighted average number of common and common equivalent shares, when dilutive, outstanding during the year. Outstanding incentive stock options, warrants and common shares that would be issued assuming the 6 1/2 percent convertible preferred shares and the 11 percent subordinated convertible debentures due in 1997 were converted into common stock are considered common stock equivalents and, when dilutive, are included in the calculation of earnings (loss) per common share.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992



     The weighted average number of common and common equivalent shares outstanding was 29,742,000 in 1994, 30,286,000 in 1993 and 33,531,000 in 1992.
Common shares that would be issued assuming conversion of the new senior preferred shares and the 11 percent subordinated convertible debentures due in 1998 were not included in the calculations since the effect would have been antidilutive.

2.  TERMINATION OF JOINT OPERATING AGREEMENT:

     On September 30, 1992, pursuant to the terms of an Amendment and Termination Agreement, by and among Tribune, World and NPC, the following occurred:

     (1) The JOA among Tribune, World and NPC which otherwise would not have terminated prior to March 31, 1996, was terminated.

     (2) Tribune ceased publication of The Tulsa Tribune effective with the September 30, 1992 edition.

     (3) At closing, World paid Tribune $1,000,000 for certain newspaper related assets of Tribune and paid an additional $10,500,000 in partial consideration for the early termination of the JOA. World also executed and delivered to Tribune a Covenant for Continued Payment pursuant to which World agreed to pay to Tribune 41 consecutive monthly payments of $450,000 commencing November 1, 1992 (total payments of $18,450,000), in lieu of amounts that Tribune would have otherwise been entitled to receive under the JOA contract. At December 31, 1994, $5,996,000, representing the present value of remaining unpaid monthly payments, is reflected in the accompanying balance sheets as a Contract Receivable.

     (4) The parties agreed to dissolve and liquidate NPC.

     As part of this transaction, Tribune agreed to pay termination costs for Tribune-related newsroom and editorial employees of NPC and certain executives of Tribune, which approximated a present value of $2,200,000. The excess of payments received at September 30, 1992, plus the present value of future payments, over the book basis of assets sold and Tribune's cost of termination, is reflected in the accompanying financial statements as Unusual Gain. The provision for income taxes includes the income taxes related to the Unusual Gain.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992



3.  ACQUISITIONS:

ATWOOD CONVENTION PUBLISHING, INC.  (ATWOOD)

     In August, 1990, Communications acquired 100 percent of the outstanding stock of Atwood. Atwood publishes daily newspapers and other publications for conventions and trade shows and is part of the Exposition Services segment.

     In addition to the original purchase price, Communications agreed to, and has paid additional purchase price adjustments of $1,250,000, based upon Atwood's operating income exceeding certain defined levels for each of the three years in the period ended December 31, 1993. Also, incentive compensation payments to the former owners of $750,000 were earned and expensed during the same periods. The purchase price adjustments are included in the accompanying financial statements as additional goodwill to be amortized over the remaining goodwill life.

GALAXY REGISTRATION, INC. (GALAXY)

     Effective March 1, 1994, Communications completed the acquisition of Galaxy. Galaxy provides, on a national basis, registration, information and marketing services to the convention/trade show industry and is included in the Exposition Services segment. Communications acquired Galaxy with the payment of $1,200,000 in cash plus a note payable for $900,000. If certain earnings targets are achieved, the principal owner of Galaxy, who will be employed as President and Chief Operating Officer of Galaxy, may receive additional payments not to exceed $2,900,000 by 1997. The earnings target for 1994 was achieved. Accordingly, Communications accrued $300,000 of purchase price adjustments payable to the former owner. In addition, the former owner earned $100,000 of incentive compensation in the period ended December 31, 1994, which Communications expensed. In connection with this transaction, the former principal owner of Galaxy purchased 75,000 shares of Communications' Common Stock at $4.625 per share for a total purchase price of $346,875. In addition, a covenant-not-to-compete and an employment agreement were entered into with the former principal owner.

    Unaudited pro forma results of operations, had the Galaxy acquisition occurred on January 1, 1994, with respect to the 1994 information, and January 1, 1993, with respect to the 1993 information are as follows:

                                          Year Ended December 31,
                                             1994         1993
                                          -----------  -----------
                                              (In thousands)
Revenues                                      $58,469     $76,419
Income (loss) from continuing operations        2,726      (5,477)

Earnings (loss) per common from                  0.09       (0.18)
 continuing operations

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992



This unaudited pro forma information is presented in response to applicable accounting rules. It is not necessarily indicative of the actual results that would have been achieved had the Galaxy acquisition occurred on January 1, 1994, with respect to the 1994 information, and January 1, 1993, with respect to the 1993 information.

4.  ASSETS HELD FOR SALE:

    On December 22, 1994, the Communications Board of Directors approved the selling of three of Communications trade journals. Accordingly, the net assets related to these trade journals are reflected as Assets held for sale in the accompanying balance sheet at December 31, 1994. Managements opinion is that the book value of the three trade journals is less than their estimated net realizable value.

    On April 30, 1994, Communications sold the assets of Shoppers Guide. Communications received $1,750,000 in cash, $1,100,000 cash payment for post-closing adjustments, and the buyer assumed certain liabilities totaling $930,000. Communications also received the right to receive a maximum of $3,450,000 out of future cash flow from the business conducted with the assets sold, as defined, over the next five years and after the buyer receives a certain sum. In addition, Communications entered into a five year covenant-not-to-compete in exchange for $750,000 in cash. Communications recorded no gain or loss on the sale or in connection with the covenant-not-to-compete. At December 31, 1994, the accompanying balance sheet includes $762,000 of net assets related to the right to receive future cash flow payments. Communications will recognize income for future cash flow payments in excess of such amount when received.

     During the third quarter of 1993, Communications' Board of Directors made the decision to offer for sale all of Communications shopper-newspaper operations. Accordingly, the book value of the shopper-newspapers was reduced to estimated net realizable value and a pre-tax loss of $9,224,000 was recognized. On November 1, 1993, Communications sold all of the operating assets, except cash, of Marks-Roiland, one of the shopper-newspapers. Communications received $4,675,000 in cash, and the buyer assumed certain liabilities totaling approximately $1,560,000. In addition, Communications entered into a three-year covenant-not-to-compete whereby Communications may not compete with the buyer in the geographic area of the operations that were sold. Communications received $1,425,000 in cash for the covenant which will be recognized in income ratably over the term of the covenant.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992



5.  INVESTMENTS:

     Tribune/Swab-Fox is a general partner in several real estate partnerships which own real estate assets. Tribune/Swab-Fox accounts for these investments in real estate partnerships using the equity method (see Note 6).

     In 1994, Tribune/Swab-Fox sold its venture capital investments in several corporations which were in the form of common stocks, preferred stocks, subordinated debentures and other debt instruments and as a partner in businesses operating as partnerships. Management of Tribune/Swab-Fox was represented on the Boards of Directors of certain of these investments. These investments were accounted for at cost until Tribune/Swab-Fox's ownership reached 20 percent or Tribune/Swab-Fox exercised significant influence, at which time, Tribune/Swab-Fox accounted for the investment on the equity method. To the extent such investments included goodwill, such goodwill was amortized over periods up to 30 years. The carrying value of such investments was reduced by a charge to income when, in the opinion of management, a permanent impairment in value had occurred.

6.  REAL ESTATE:

     Effective November 30, 1994, Tribune/Swab-Foxs Board of Directors approved a plan to dispose of the remaining real estate operations. As a result, the real estate business has been reclassified as discontinued operations. Tribune/Swab-Fox and Communications file separate income tax returns. Due to Tribune/Swab-Foxs history of losses, no deferred tax asset is recognized related to the net operating loss carryforward. Therefore, no income tax benefit is recognized on the real estate business losses. The following summarizes the components of the loss from discontinued operations.

                                         Year Ended December 31,
                                       1994       1993       1992
                                     ---------  ---------  ---------
                                             (In thousands)
Revenues                              $   589    $   365    $   406
Costs and expenses                     (3,405)    (5,165)    (1,196)
                                      -------    -------    -------

Loss from discontinued operations     $(2,816)   $(4,800)   $(  790)
                                      =======    =======    =======

     On December 30, 1994, Tribune/Swab-Fox sold three significant parcels of raw land to 1995 Land Company L.L.C. an Oklahoma limited liability company (1995 Land Company), for $1,386,650, including cash of $600,000 and a note receivable of $786,350. The 1995 Land Company is owned 49.99 percent by Tribune/Swab-Fox, but the funding for the purchase was provided through a loan from the owner of the remaining 50.01 percent, who will oversee, manage and fund the development and sale of these properties.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992


     Subsequent to December 31, 1994, Tribune/Swab-Fox entered into an Acquisition Agreement with Midwest Energy Companies, Inc. (MECI), which is indirectly controlled by a Tribune/Swab-Fox director. The Acquisition Agreement provides that Tribune/Swab-Fox will sell approximately 900 acres of raw land, with a book value of $1,650,000 at December 31, 1994, for 7,422,773 shares of MECI common stock.

     During the third quarter of 1993, Tribune/Swab-Fox's Board of Directors made the decision to accelerate the liquidation of real estate. The plan for liquidation was implemented by offering the real estate assets for sale at discounts from retail values that might otherwise be achieved if the assets were held for sale in the normal course of business. As part of this plan, Tribune/Swab-Fox acquired the interests of several partners in certain real estate partnerships in exchange for notes receivable from such partners of approximately $3,400,000, assumed partnership bank debt of approximately $1,700,000 and made cash payments of $335,000. After these interests were acquired, Tribune/Swab-Fox generally owned 100 percent of these partnerships and properties. As a part of the liquidation plan, a review of the market value for each property was made and a write-down of the real estate assets of approximately $2,800,000 and $4,400,000 was recognized in 1994 and 1993, respectively. These write-downs are reflected in "costs and expenses" in the table above and included in discontinued operations.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992


7. LONG-TERM DEBT:


     Long-term debt outstanding consists of the following:

                                                        December 31,
                                                       1994        1993
                                                     -------     -------
                                                       (In thousands)
Promissory notes secured by stock of a
 subsidiary, payable $152,000
 quarterly, plus interest, through
 December, 2000, interest rate adjusts
 semi-annually to the base rate of
 Chase Manhattan Bank (8.5% at December
 31, 1994).                                          $ 3,640     $ 4,247

7.5% Promissory note, unsecured,
 $100,000 payable annually, plus
 interest, in August with final payment
 in August, 1998.                                        365         465


11% convertible subordinated debenture
 due August, 1998, interest payable
 quarterly.                                              831         831


11% convertible subordinated debentures
 paid in 1994.                                                     1,265

Subordinated debenture, $200,000 annual
 principal payment through 1997,
 interest payable quarterly based upon
 Chase Manhattan base rate plus 1%
 (9.5% at December 31, 1994).                            600         800


Real estate term notes paid in
 December, 1994.                                          --       3,250

6% Promissory note, unsecured,
 quarterly payments of $75,000, plus
 interest, through March 31, 1997.                       675          --

Other                                                     45         295
                                                     --------   --------

                                                        6,156     11,153
     Less portion due within one year                (  1,251)  (  1,880)
                                                     --------   --------

                                                     $  4,905   $  9,273
                                                     ========   ========


                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

     Installments due on long-term debt during each of the five years subsequent to December 31, 1994, are as follows:


                                                       (In thousands)

                       1995                              $1,251
                       1996                               1,208
                       1997                                 982
                       1998                               1,503
                       1999                                 607
                       Thereafter                           605
                                                         ------

                                                         $6,156
                                                         ======

     The 11 percent convertible subordinated debenture due 1998 is convertible into Common Stock of Tribune/Swab-Fox at any time, prior to maturity, at a rate of $2.39 per share.

     At December 31, 1994, assets with a net book value of approximately $6,200,000 are pledged as collateral on long-term debt.

     In connection with the sale of the Marks-Roiland assets (see Note 4), Tribune/Swab-Fox agreed to a prepayment of the $8,889,000 remaining principal of Senior Notes held by The Prudential Insurance Company of America (Prudential). As provided by the Senior Notes agreement, a yield maintenance premium was required to be paid as part of the prepayment. Through negotiations with Prudential, Tribune/Swab-Fox obtained a reduction in the yield maintenance premium to $802,000 which, along with the remaining unamortized loan fees related to the Senior Notes, is reflected as an extraordinary loss in the accompanying statements of operations.

     At December 31, 1994, Tribune/Swab-Fox has two separate revolving credit arrangements with a bank which together allow Tribune/Swab-Fox to borrow up to $3,750,000. Interest on amounts borrowed is payable monthly at a rate of 1 1/2 percent above the Chase Manhattan base rate (10 percent at December 31, 1994). Certain of the facilities are secured by accounts receivable. At December 31, 1994, no balance was outstanding under these arrangements, which require payment of a 3/8 percent per annum fee on the unused portion of the credit facilities.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992


8.  INCOME TAXES:

     The provision for (benefit from) income taxes is comprised of the following:


                                            Year Ended December 31,
                                           1994      1993      1992
                                           ----      ----      ----
                                               (In thousands)

                             Current:
                               Federal     $2,600   $   352   $ 4,948
                               State          332        48     1,003
                                           ------   -------   -------

                                           $2,932       400     5,951
                                           ------   -------   -------

                             Deferred:
                               Federal     (  339)   (4,137)    3,944
                               State       (    4)   (  700)      674
                                           ------   -------   -------

                                           (  343)   (4,837)    4,618
                                           ------   -------   -------

                                           $2,589   $(4,437)  $10,569
                                           ======   =======   =======

       The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense (benefit) is as follows:


                                                   Year Ended December 31,
                                             1994          1993           1992
                                          -----------  ------------  --------------
                                                      (In thousands)

Income tax provision (benefit) at             $1,128      $ (5,956)        $ 7,787
 statutory rates
Amortization of acquired assets not
 deductible for income tax purposes              224           302           1,092
Losses without tax benefit                     1,061         2,042             594
Excess of tax basis of assets sold over
 book basis which was not previously         (    36)       (  369)            ---
 tax effected
State income taxes                               217        (  444)          1,107
Other                                        (     5)       (   12)        (    11)
                                              ------      --------         -------

                                              $2,589      (  4,437)        $10,569
                                              ======      ========         =======

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

     Significant components of deferred tax liabilities and assets are as follows:

                                               December 31,
                                             1994       1993
                                          ----------  ---------
                                              (In thousands)
Deferred tax liabilities:
Fixed asset basis differences             $(   330)    $(  654)
  Unusual gain recognized in different
   accounting period for income tax         (2,293)     (4,136)
   reporting purposes
  Assigned acquisition basis                    --      (  472)
  Other, net                                    --      (   66)
                                           -------     -------

        Deferred tax liabilities            (2,623)     (5,328)
                                           -------     -------

Deferred tax assets:
  Income recognized in different
   accounting period for income tax          1,045         508
   purposes
  Deferred severance benefits payable          938         993
  Reserves on assets                           260       5,338
  Accrued expenses deductible when paid        319         553
  Tax loss carryforwards                     3,887       1,926
  Other, net                                    --         188
                                           -------     -------

      Total deferred tax assets              6,449       9,506
      Valuation allowance for deferred      (3,917)     (4,265)
       tax assets                          -------     -------

        Net deferred tax assets              2,532       5,241
                                           -------     -------

      Net deferred tax liabilities         $(   91)    $(   87)
                                           =======     =======


                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

     Net deferred tax liabilities are reflected on the accompanying balance sheets as follows:


                                              December 31,
                                            1994      1993
                                            ----      ----
                                            (In thousands)
Long-term - Deferred tax liabilities      $   --    $(1,531)
Long-term - Deferred tax assets              732         --
Current liabilities - Deferred tax         ( 823)        --
 liabilities
Current assets - Deferred tax assets          --      1,444
                                          ------    -------

                                          $(  91)   $(   87)
                                          ======    =======

     At December 31, 1994, Tribune/Swab-Fox has net operating loss carryforwards of approximately $10,500,000 for income tax reporting purposes. If not offset against future taxable income, the carryforwards will begin to expire in the year 2006.

9.  CAPITAL STOCK:

     In December, 1994, the 6 1/2 percent Cumulative Convertible Preferred Stock was converted and Tribune/Swab-Fox paid approximately $1,520,000 for the redemption of the remaining outstanding preferred stock as follows:

     The 30,815 shares of 6 1/2 percent Cumulative Convertible Preferred Stock, were converted into 1,386,675 shares of Class A Common Stock.

     The 1,400 shares of Class A Preferred Stock were redeemed by Tribune/Swab-Fox at a price of $110 per share.

     The 13,657 shares of New Senior Preferred Stock were redeemed by Tribune/Swab-Fox at $100 per share.

     In December 1994 and 1993 and in June, 1992, Tribune/Swab-Fox purchased and retired 200,000 shares, 101,073 shares and 320,000 shares, respectively, of its Class A Common Stock owned by certain officers and directors of Tribune/Swab-Fox for a purchase price of $0.80, $0.60, and $0.50 per share in 1994, 1993 and 1992, respectively. As part of these transactions, Tribune/Swab-Fox received payments on loans of $24,000 in 1994, $224,000 in 1993 and $450,000 in 1992.
The 1994 stock repurchase of 200,000 shares for $160,000 related to the retirement of the former Chairman of the Executive Committee (Note 11).

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

    Tribune/Swab-Fox has an incentive stock option plan whereby 747,500 shares of Common Stock are reserved for issuance at December 31, 1994. Options may be granted to key employees and are exercisable up to ten years from date of grant. No options are outstanding under this plan and no options were exercised or lapsed during 1994. Communications' incentive stock option plan authorizes an aggregate of 150,000 shares of Communications' Common Stock which may be granted to key employees. Communications options for 62,499 shares were outstanding and exercisable at December 31, 1994, at option prices of $5.50, $8.00 and $12.00 per share. Communications options for 20,000 shares were granted during 1994 and no options were exercised during 1994. Communications options for 29,166 shares lapsed or were canceled in 1994. Options are granted at the discretion of the Board of Directors Compensation Committee at a minimum exercise price of 100 percent of the market value of Communications' Common Stock at the date of grant.

    Communications has approved an Employee Stock Purchase Plan and 100,000 shares of Common Stock have been allocated for this plan. No shares have been issued under this plan.

    In January, 1994, Communications' Board of Directors approved the 1994 Incentive Stock Plan which permits Communications to grant stock options and awards of restricted stock to executives and key employees. Tribune/Swab-Foxs stockholders approved this plan at the 1994 Annual Meeting. Pursuant to various bonus plans, Communications will award 22,733 shares of restricted stock at $6.25 per share in April, 1995, plus additional shares equal to $31,874 based on a per share price equal to the average of the closing price on the last 20 trading days in April, 1995, as part of 1994 incentives. These restricted shares vest three years from the date of issuance. Communications granted options for 202,500 shares in 1994 at an option price of $4.25 per share which will expire in 2004 and vest 100 percent in 1997.

     Class B Common Stock is nonvoting, holders are entitled to dividends on a basis equal to that of Class A Common Stock and is convertible into Class A Common Stock on a share-for-share basis at the option of the holder.

10.  COMMITMENTS AND CONTINGENCIES:

     Tribune/Swab-Fox, mainly through Communications, has operating lease agreements, principally for office facilities and equipment, expiring at various dates through 2000. Rent expense in 1994, 1993 and 1992 under operating leases was approximately $924,000, $1,317,000, $1,995,000, respectively.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

     As of December 31, 1994, future minimum lease payments are as follows:


                                             Minimum Lease
           Year Ending December 31              Payments
           -----------------------           --------------
                                             (In thousands)
                    1995                            $  887
                    1996                               856
                    1997                               780
                    1998                               686
                    1999                               511
                 Thereafter                            189
                                                    ------
                                                    $3,909
                                                    ======

     Communications has employment agreements with three executives of Communications and its subsidiaries. The agreements provide for individual compensation ranging from $100,000 to $111,000 annually ($310,000 annually in the aggregate) and expire at various dates through 1997.

     Communications is a defendant in certain litigation arising out of operations in the normal course of business. However, it is the opinion of management that the ultimate liabilities relating thereto, if any, will not have a material adverse effect on the financial position or results of operations of Communications.

     In February, 1993, Communications received notice of assessments of Federal income tax for the years 1989 through 1991 of approximately $955,000, due principally to the disallowance of certain deductions related to amortization of intangible assets, specifically advertising lists and covenants-not-to-compete. Communications settled the tax liability during 1994 with the Internal Revenue Service, which did not materially affect Communications financial position or results of operations. Currently, examination of Communications Federal income tax returns for the years 1993 and 1992 are in progress. Management of Communications believes that any tax liability which ultimately may result will not have a material adverse effect on the financial position or results of operations of Communications.

11.  RELATED PARTY TRANSACTIONS:

     Effective December 31, 1994, the Chairman of the Executive Committee of Tribune/Swab-Fox retired. Tribune/Swab-Fox recorded deferred compensation expense of approximately $277,000 in 1994 related to this retirement. In addition, Tribune/Swab-Fox acquired 200,000 shares of Class A Common Stock for $160,000 from the former employee. The former Chairman of the Executive Committee has a promissory note payable to Tribune/Swab-

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

Fox of approximately $325,000 at an 8.5 percent interest rate at December 31, 1994. Upon completion of the merger with Communications, a new promissory note at a 9 percent interest rate will be executed for the unpaid principal balance plus accrued interest. A security interest in favor of Tribune/Swab-Fox covering 399,575 shares of Class A Common Stock secures this note. The former Chairman of the Executive Committee has the right to put the 399,575 shares to Tribune/Swab-Fox at $0.75 per share for three years. In addition, Tribune/Swab-Fox granted the former Chairman of the Executive Committee the right to put 100,000 additional shares in each of 1995, 1996 and 1997 to Tribune/Swab-Fox at $0.75 per share. Tribune/Swab-Fox has the right to call all 699,575 shares at $1.10 per share. Accordingly, at December 31, 1994, the 699,575 shares are reflected as Common Stock Subject to Put in the accompanying balance sheet.

     Effective August 1, 1993, the Chairman and Chief Executive Officer of Tribune/Swab-Fox and Communications resigned. Included in general and administrative expenses for 1993 in the accompanying consolidated statements of operations are retirement and deferred compensation expense of approximately $1,800,000 related to this resignation. In addition, Communications acquired 748,734 shares of Tribune/Swab-Fox's Class A Common Stock and 111 shares of Tribune/Swab-Fox's 6 1/2 percent Cumulative Convertible Preferred Stock for $565,000, with a cash payment of $100,000 and the issuance of a promissory note for the balance providing for payments over the period 1994 through 1998. Communications also acquired an 11 percent Convertible Subordinated Debenture due 1997 (which was called for early retirement in 1994) in the principal amount of $141,000 held by the former Chairman and Chief Executive Officer. Subsequent to December 31, 1994, upon exercise of an option, Communications acquired 389,000 shares of Tribune/Swab-Fox Class A Common Stock from the Profit Sharing Plan and Trust of Tribune/Swab-Fox Companies, Inc., of which the former Chairman and Chief Executive Officer is the trustee, for $291,750, with a cash payment of $72,937 and a note payable for $218,813.

     NPC paid approximately $170,000 to Green Country Distributors, Inc. (Green Country), an affiliated company of Tribune, for transportation services in 1992.

     NPC paid approximately $198,000 to a leasing company owned by certain stockholders of Tribune/Swab-Fox, World and the General Manager of NPC for vehicle leases in 1992. Green Country paid approximately $79,000 to this leasing company for vehicle leases in 1992. In a separate but related transaction, concurrent with the termination of the JOA, World acquired the interests of such Tribune/Swab-Fox stockholders in this leasing company for approximately $70,000.

     Under the terms of a loan agreement, amended in June, 1992, a former Tribune stockholder and current officer and director of Tribune/Swab-Fox has borrowed approximately $235,000 from Tribune/Swab-Fox at an interest rate of 7.5 percent. The loan is secured by

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992


695,000 shares of Class A Common Stock of Tribune/Swab-Fox. The borrower is required to commence semi-annual payments in October, 1995 equal to one-fifteenth of the outstanding loan principal with all of the remaining balance due in October, 1999.

12.  BUSINESS SEGMENT INFORMATION:

     Tribune/Swab-Fox's operations are conducted primarily through three business segments entirely within the continental United States. These segments and the primary operations of each are as follows:


Business Segment                                 Operations
----------------                                 ----------

Publishing                   Publication through September 30, 1992, of The
                             Tulsa Tribune, an evening newspaper published six
                             days per week in Tulsa, Oklahoma, publication of
                             weekly free-distribution shopper-newspapers by
                             Shopper's Guide and Marks-Roiland (through October
                             31, 1993) and publication of five trade journals
                             (four after August, 1994) by BMT Publications, Inc.

Exposition                   Publisher of various convention/trade show
Services                     publications and publisher of trade journal,
                             provider of registration services, exhibitor
                             marketing and information services, all to the
                             exposition industry.  Prior to 1994, Atwood was
                             included in the Publishing segment.  In connection
                             with the Galaxy acquisition, the Exposition
                             Services segment was added which also includes
                             Atwood.  Atwood has been reclassified into the
                             Exposition Services segment for 1993 and 1992.


Information                  Provider of motor vehicle reports, truck driver
Services                     employment information, worker's compensation
                             information, credit reports, criminal record
                             reports and other pre-employment screening
                             information and services, and, until March , 1994,
                             reseller of long-distance telephone service to the
                             insurance and trucking industries.


Real Estate -                Ownership and management of various rental
  Discontinued               properties, including commercial buildings,
  Operations                 motels, residential units and warehouses and
                             investment in undeveloped real estate.  This
                             segment was discontinued in 1994.



                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

     Summarized financial information by industry segment is as follows:


                                             Year Ended December 31,
                                            1994       1993      1992
                                          --------   --------   -------
                                                  (In thousands)
NET REVENUES FROM SALES TO UNAFFILIATED
 CUSTOMERS:
   Publishing                             $ 18,608   $ 41,652   $71,475
   Exposition services                      21,057     10,483     9,168
   Information services                     15,091     14,499    13,643
   Corporate and other                       2,163      1,541       947
                                          --------   --------   -------

                                          $ 56,919   $ 68,175    $95,233
                                          ========   ========   ========

OPERATING PROFIT (LOSS):
   Publishing                              $ 2,891   $ (9,509)   $    944
   Exposition services                       1,453        297         363
   Information services                      2,992      2,505       2,708
                                           -------   --------    --------

   Operating profit (loss) from segments     7,336   (  6,707)      4,015
   Corporate expenses, net                  (  466)  (  3,111)     (2,041)
   Interest expense                         (  736)  (  1,921)     (2,692)
                                           -------   --------    --------

   Income (loss) from continuing
    operations before unusual gain,
    income taxes and extraordinary loss    $ 6,134   $(11,739)   $(   718)
                                           =======   ========    ========

IDENTIFIABLE ASSETS:
   Publishing                              $14,871   $ 24,422    $ 46,852
   Exposition services                      11,534      4,714       4,196
   Information services                     12,101     12,387      11,460
   Corporate                                12,808      6,105      12,117
   Discontinued operations                   2,267     12,431      13,477
                                           -------   --------    --------

                                           $53,581   $ 60,059    $ 88,102
                                           =======   ========    ========

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992




                                                                     Year Ended December 31,
                                                                  1994         1993        1992
                                                                 ------       ------      ------
                                                                         (In thousands)
DEPRECIATION AND  AMORTIZATION:
   Publishing                                                    $  866       $2,563      $5,967
   Exposition services                                            1,167          291         248
   Information services                                           1,035          898       1,100
   Corporate                                                         50           27          63
   Discontinued operations                                           45          149         138
                                                                 ------       ------      ------
                                                                 $3,163       $3,928      $7,516
                                                                 ======       ======      ======

CAPITAL EXPENDITURES:
   Publishing                                                    $  109       $  578      $  418
   Exposition services                                            3,175          180         201
   Information services                                             935          800         702
   Corporate                                                        163           12           2
   Discontinued operations                                                     3,994          79
                                                                 ------       ------      ------
                                                                 $4,382       $5,564      $1,402
                                                                 ======       ======      ======

     Corporate revenues consist principally of revenues from dividends, interest and miscellaneous nonoperating income. Operating profit (loss) is net revenues, less applicable operating expenses. Corporate general and administrative expenses are allocated to each of the industry segments and to general corporate expenses based on management's estimate of time devoted to each segment and general corporate matters. Included in 1993 corporate general and administrative expenses is the retirement expense related to the former Chairman of the Board.

     Included in the information services division 1992 operating profits is the settlement of a major lawsuit with MCI that had been in process since late 1989. Costs and expenses related to the lawsuit were expensed as incurred.

     Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets consist principally of cash and cash equivalents, notes receivable, prepaid expenses, furniture, fixtures and equipment and deferred finance charges. Capital expenditures include additions to property, plant and equipment, investments in real estate partnerships and joint ventures and additions to goodwill and advertising lists.

     During 1994, 1993 and 1992, no customer represented ten percent or more of Tribune/Swab-Fox's revenues.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992



13.  ACCRUED LIABILITIES:

      Accrued liabilities consist of the following:


                                             December 31,
                                            1994     1993
                                            ----     ----
                                            (In thousands)
Current portion of deferred contract
 liabilities                               $  533   $  432
Accrued interest                              117      204
Accrued vacation                              249      413
Accrued payroll                             1,528      767
Deferred revenue                            2,750    2,607
Accrued other liabilities                   1,986    2,444
                                           ------   ------

                                           $7,163   $6,867
                                           ======   ======


