Form 10-Q
period 1995-03-31
TRIBUNE SWAB FOX COMPANIES INC
filed 1995-05-15
CIK 66109

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _______ to _______

Commission file number  1-6430
                        -------


                       TRIBUNE/SWAB-FOX COMPANIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   73-0757116
- -----------------------------------      ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

2407 East Skelly Drive, Tulsa,  Oklahoma                  74105
- ---------------------------------------- ---------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code              (918) 747-2600
                                                                --------------
                                      N/A
- ------------------------------------------------------------------------------
                             (Former Name of Registrant)

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $0.10 Par Value Per Share.

At May 11, 1995, 27,988,593 shares of the registrant's Class A Common Stock, $0.10 par value per share and 3,703,704 shares of Class B Common Stock, $0.10 par value per share, were outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----    -----

                        TRIBUNE/SWAB-FOX COMPANIES, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I         Financial Information

       Item 1  Financial Statements
       ------

                   Consolidated Balance Sheets -March 31, 1995
                   (unaudited) and December 31, 1994                      4-5

                   Consolidated Statements of Operations -
                   Three Months Ended March 31, 1995 and 1994
                   (unaudited)                                              6

                   Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1995 and 1994
                   (unaudited)                                            7-8

                   Notes to Consolidated Financial Statements            9-10

       Item 2  Management's Discussion and Analysis of Financial
       ------
               Condition and Results of Operations                      10-11

PART II        Other Information

       Item 6  Exhibits and Reports on Form 8-K                            12
       ------

                                    PART I

                         Item 1. Financial Information

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                                   March 31,      December 31,
                                                                                     1995             1994
                                                                                   --------         --------
                                                                                  (Unaudited)
                                      ASSETS
Current Assets:
  Cash and cash equivalents                                                        $  4,945         $  4,585
  Short-term investments                                                              1,000            2,000
  Accounts receivable, less reserve for doubtful accounts
    of $565 in 1995 and $506 in 1994                                                 11,393            8,847
  Inventories                                                                           449              596
  Current contract receivable and other current assets                                6,557            7,481
  Refundable income taxes                                                               167              167
  Assets held for sale                                                                8,204            8,529
                                                                                   --------         --------
    Total current assets                                                             32,715           32,205
                                                                                   --------         --------

Investments                                                                             233              233
                                                                                   --------         --------

Contract and Notes Receivable                                                         1,769            2,786
                                                                                   --------         --------
Property, Plant and Equipment, at cost:
  Exposition equipment                                                                3,017            2,712
  Other                                                                               5,216            4,707
                                                                                   --------         --------
                                                                                      8,233            7,419
  Less - accumulated depreciation                                                     3,198            2,834
                                                                                   --------         --------
                                                                                      5,035            4,585
                                                                                   --------         --------
Deferred Tax Assets                                                                   1,144              732
                                                                                   --------         --------
Intangibles and Other Assets, net                                                    13,357           13,040
                                                                                   --------         --------
                                                                                   $ 54,253         $ 53,581
                                                                                   ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)


                                                                March 31,         December 31,
                                                                   1995               1994
                                                                  ------             ------
                                                               (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                               $ 4,802            $ 5,905
  Accrued liabilities                                              8,754              7,163
  Deferred tax liabilities                                         1,063                823
  Current portion of long-term debt                                1,292              1,251
                                                                  ------             ------

    Total current liabilities                                     15,911             15,142
                                                                  ------             ------

Long-Term Debt                                                     4,842              4,905
                                                                  ------             ------

Deferred Contract Liabilities                                      2,286              2,456
                                                                  ------             ------

Minority Interests in Consolidated Subsidiaries                    6,830              6,698
                                                                  ------             ------


Common Stock Subject to Put                                          525                525
                                                                  ------             ------

Stockholders' Equity:
  Preferred stocks, $10 par value                                      -                  -
  Common stock, Class A, $.10 par value, 50,000 shares
    authorized, 27,289 shares issued and outstanding               2,729              2,729
  Common stock, Class B, $.10 par value, 10,000 shares
    authorized, 3,704 shares issued and outstanding                  370                370
  Additional paid-in capital                                      17,417             17,417
  Retained earnings                                                4,200              3,904
                                                                  ------             ------

                                                                  24,716             24,420
  Less stock of parent company held by subsidiary                   (857)              (565)
                                                                  ------             ------

    Total stockholders' equity                                    23,859             23,855
                                                                  ------             ------

                                                                 $54,253            $53,581
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

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                         Three Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                       1995               1994
                                                                      -------            -------
                                                                             (Unaudited)
Revenues:
  Publishing                                                         $  3,700           $  3,198
  Exposition services                                                   5,827              3,904
  Information services                                                  4,246              4,071
  Other operating income and interest                                     240                658
                                                                      -------            -------
                                                                       14,013             11,831
                                                                      -------            -------
Costs and Expenses:
  Publishing                                                            2,441              2,313
  Exposition services                                                   3,964              2,705
  Information services                                                  2,703              2,436
  General and administrative                                            2,932              2,234
  Interest                                                                192                202
  Depreciation and amortization                                           911                601
                                                                      -------            -------
                                                                       13,143             10,491
                                                                      -------            -------
Income before income taxes                                                870              1,340
Income tax provision                                                     (420)              (637)
Minority interest in consolidated subsidiaries                           (132)              (244)
                                                                      -------            -------
  Income from continuing operations                                       318                459
Discontinued operations, net                                              (22)               297
                                                                      -------            -------
Net income                                                                296                756
Dividends on preferred shares                                               -                (29)
                                                                      -------            -------
Income applicable to common shares                                   $    296           $    727
                                                                      =======            =======
Earnings per common and
  common equivalent share
  Primary -
    Continuing operations                                            $   0.01           $   0.01
    Discontinued operations                                                 -               0.01
                                                                      -------            -------
                                                                     $   0.01           $   0.02
                                                                      =======            =======
  Fully Diluted -
    Continuing operations                                            $    N/A           $   0.01
    Discontinued operations                                               N/A               0.01
                                                                      -------            -------
                                                                     $    N/A           $   0.02
                                                                      =======            =======
Cash dividends per common share                                      $      -           $      -
                                                                      =======            =======

  The accompanying notes are an integral part of these consolidated financial statements.

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                        1995         1994
                                                        ----         ----
                                                             (Unaudited)

Cash flows from operating activities:
  Net income                                           $    296    $   756
                                                       --------    -------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         911        615
      Accretion of interest expense                          14          8
      (Gain) loss on sale of property,
        plant and equipment, investments
        and marketable securities                            19       (448)
      Changes in assets and liabilities:
        Accounts receivable and refundable
         income taxes                                    (2,553)    (2,105)
        Inventories                                         147         16
        Current contract receivable and
         other current assets                              (576)      (304)
        Intangibles and other assets                       (396)       184
        Accounts payable and accrued liabilities            397      1,293
        Deferred income taxes                               (36)        --
        Minority interests                                  132        244
                                                       --------    -------

          Total adjustments                              (1,941)      (497)
                                                       --------    -------


  Net cash provided by (used in) operating activities    (1,645)       259
                                                       --------    -------

The accompanying notes are an integral part of these consolidated financial statements.

               TRIBUNE/SWAB-FOX COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Continued
                                (In thousands)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                           1995         1994
                                                           ----         ----
                                                              (Unaudited)
Cash flows from investing activities:
  Net sales of short-term investments                      1,000          --
  Net receipt on notes receivable                          1,095          --
  Capital expenditures                                    (1,125)       (492)
  Proceeds from the sale of property,
    plant and equipment, investments
    and marketable securities                                141       2,634
  Collections on contract receivable                       1,438         760
  Payments for acquisitions, net of cash acquired             --      (1,114)
  Payments on deferred contract liabilities                 (231)       (152)
                                                          ------      ------

    Net cash provided by investing activities              2,318       1,636
                                                          ------      ------

Cash flows from financing activities:
  Principal payments of long-term debt                      (240)     (1,308)
  Borrowings under bank lines-of-credit                       --         500
  Issuance of common stock                                    --         347
  Common stock repurchased by subsidiary                     (73)         --
  Dividends paid                                              --         (29)
                                                          ------      ------
    Net cash used in financing activities                   (313)       (490)
                                                          ------      ------
Net increase in cash
  and cash equivalents                                       360       1,405

Cash and cash equivalents at beginning of period           4,585       2,808
                                                          ------      ------
Cash and cash equivalents at end of period              $  4,945    $  4,213
                                                          ======      ======

The accompanying notes are an integral part of these consolidated financial statements.

                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
              For the three months ended March 31, 1995 and 1994


       1.  Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

       2.  Common Stock and Earnings Per Share.

       Weighted average shares of common stock issued and outstanding during the three months ended March 31, 1995 and 1994 were 30,809,000 and 29,797,000, respectively.

       3.  Income Taxes

       The income tax provision for the three months ended March 31,1995 and 1994, does not bear a normal relationship to the statutory federal income tax rate of 34% mainly as a result of amortization of goodwill related to acquisitions, state income taxes and because the Company is a tax filing entity separate and apart from T/SF Communications Corporation, its 78% owned subsidiary ("T/SF").

       4.  Proposed Merger with T/SF

       On January 25, 1995, the Company entered into an Agreement and Plan of Merger, as amended, with T/SF, whereby, subject to the approval of each company's stockholders, the Company will be merged with and into T/SF. The Company's stockholders, other than T/SF, will receive 0.1255 of a share of T/SF's common stock or, if elected, and subject to certain limitations, $0.88 in cash, for each share of Company's common stock owned. A Special Meeting of Stockholders of both the Company and T/SF is scheduled for May 24, 1995, to vote on the proposed merger.

       5.  Assets Held for Sale

       T/SF's Board of Directors has approved for sale and T/SF has engaged an investment banker to sell three of BMT Communications, Inc.'s trade journals. Accordingly, the net assets related to these trade journals are reflected as "Assets held for sale" in the balance sheets. Publishing revenues include approximately $2,930,000 and $2,615,000, related to the trade journals held for sale for the three months ended March 31, 1995 and 1994, respectively.

       Also, included in "Assets held for sale" are the remaining discontinued real estate assets which are in process of being liquidated.

       6.  Company Stock Purchased by T/SF

       In March, 1995, upon exercise of an option, T/SF acquired 389,000 shares of the Company's Class A common stock from the Profit Sharing Plan and Trust of Tribune/Swab-Fox for $291,750 with a cash payment of $72,937 and a note payable for $218,813. T/SF now owns 1,142,729 shares of the Company.


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
         ------------------------------------------------

Results of Operations
- ---------------------

       Operations for the three months ended March 31, 1995, has the operations of Galaxy Registration, Inc. ("Galaxy") for three months whereas its operations are included in exposition services for only the one month in 1994 after the effective acquisition date of March 1, 1994.

       Revenues of $14,013,000 for the three months ended March 31, 1995, were $2,182,000 higher than for the same period ended March 31, 1994. The revenue increase consists of $1,640,000 related to Galaxy as noted above, and a $510,000 increase in trade publishing advertising revenues of which $316,000 is attributable to the three trade journals being held for sale and $194,000 is attributable to International Gaming and Wagering Business. The information services revenue increase of $175,000 for the three months ended March 31, 1995, consists of increases in employment histories revenue, both higher volume and an increase in the price of employment histories in early 1994, volume increase in the criminal records product introduced in 1993, and an increase in MVR revenues (due mainly to higher average revenue per MVR resulting from a change in the MVR customer mix), offset by a $555,000 decrease during the three months ended March 31, 1995, in long distance telephone resale revenue as a result of the Company exiting this business during the latter part of the first quarter of 1994 due to competitive and regulatory considerations.

       Other operating income for the three months ended March 31, 1995, is lower than 1994 since a co-sponsored trade show for the convenience store industry occurred in April, 1995, whereas this trade show was held in March, 1994.

       Publishing costs and expenses were $128,000 higher for the three months ended March 31, 1995, as compared with the same period in 1994, which is related to the increase in advertising pages in 1995. Exposition services costs and expenses increased during the three months ended March 31, 1995, mainly related to Galaxy. Information services costs and expenses were $267,000 higher for the three months ended March 31, 1995, as compared with 1994. The increase in costs related to new employment screening services, which were commenced in mid-1994, and the increase in personnel and communications costs related to higher volumes were partially offset by the decrease of approximately $470,000 for the three months ended March 31, 1995, related to long distance telephone resale costs because of exiting this business in the latter part of the first quarter of 1994.

       General and administrative expenses were $698,000 higher for the three months ended March 31, 1995, as compared with the same period in 1994. Galaxy general and administrative expenses were $703,000 higher in 1995 and each of the other divisions had small increases related to continued growth, whereas corporate expenses (combined Company and T/SF) were approximately $150,000 lower for the three months in 1995.

       Interest expense did not significantly change for the three months ended March 31, 1995, as compared with the same period in 1994, because higher interest rates on debt tied to the prime rate offset the reduction in interest related to principal payments on debt during the past year. In addition, the reduction in interest expense related to the pay off of real estate debt is included in discontinued operations.

       Depreciation and amortization increased $310,000 for the three months ended March 31, 1995, as compared with the same period in 1994, substantially all related to Galaxy (both the number of months Galaxy was included in each year and depreciation related to Galaxy's 1994 and 1995 capital expenditures, which have a short depreciable life, to handle Galaxy's growth in 1994 and
1995).

       Provision for income taxes as a percent of income before income taxes is higher than the statutory federal income tax rate since goodwill amortization related to acquisitions is not deductible for income tax purposes.

       Financial Condition
       -------------------

       The changes in the Company's financial condition during the three months ended March 31, 1995, are mainly seasonal changes related to the Company's exposition services and trade publishing operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            11 Computation of earnings per share for the three months ended March 31, 1995 and 1994.

            27  Financial data schedule

       (b)  Reports on Form 8-K

            No report on Form 8-K was filed during the quarter ended March 31, 1995.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRIBUNE/SWAB-FOX COMPANIES, INC.
                                                (Registrant)



Date: May 11, 1995                     By: /s/ Howard G. Barnett, Jr.
                                          -------------------------------------
                                          Howard G. Barnett, Jr.
                                          Chief Executive Officer and President



Date: May 11, 1995                     By: /s/ J. Gary Mourton
                                          -------------------------------------
                                          J. Gary Mourton, Senior Vice
                                          President-Finance and Chief
                                          Financial Officer

                                 EXHIBIT INDEX


     The following exhibits are included as part of this quarterly report on Form 10-Q:

     11. Computation of earnings per share for the quarter ended March 31, 1995 and 1994.

     27.  Financial data schedule.